Form 10-K
period 1997-12-31
SOUTHWEST ROYALTIES HOLDINGS INC
filed 1998-03-31
CIK 1051111

1

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal year ended December 31, 1997

     or

o Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to _______________

     Commission file number:  000-23701

     SOUTHWEST ROYALTIES, INC.                    SOUTHWEST
ROYALTIES
     (Exact Name of Registrant as                 HOLDINGS, INC.
     Specified in Its Charter)                         (Exact
Name of Registrant as
                                        Specified in Its Charter)

     Delaware                           Delaware
     (State or Other Jurisdiction of                   (State or
Other Jurisdiction of
     Incorporation or Organization)
     Incorporation or Organization)

     75-1917432                              75-2724264
     (I.R.S. Employer                             (I.R.S.
Employer
     Identification Number)             Identification Number)

     407 North Big Spring, Suite 300
     Midland, Texas                               79701
     (Address of Principal Executive Offices)               (Zip
Code)

Registrants' Telephone Number, Including Area Code:  (915) 686-9
927

Securities to be registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:

                  10.5% Senior Notes due 2004
                        (Title of Class)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       No  X
     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   As of March 16, 1998, Southwest Royalties, Inc. had outst anding 100 shares of common stock, $.10 par value, which is its only class of stock. As of March 16, 1998, Southwest Royalties Holdings, Inc. had outstanding 1,075,868 shares of common stock, $.10 par value, which is its only class of stock. The common stock of Southwest Royalties Holdings, Inc. is not traded on any exchange and, therefore, its aggregate market value and the value of shares held by nonaffiliates cannot be determined. All of the outstanding shares of Southwest Royalties, Inc. are held by Southwest Royalties Holdings, Inc.

Documents Incorporated by Reference:  None
                        TABLE OF CONTENTS
                                                       Page
Number

                            PART I
Item 1.   Business
3

Item 2.   Properties
18

Item 3.   Legal Proceedings
25

Item 4.   Submission of Matters to a Vote of Security Holders
25

                          PART II
Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters      26

Item 6.   Selected Financial and Operating Data
28

Item 7.   Management's Discussion and Analysis of Financial
Condition and
          Results of Operations
30

Item 8.   Financial Statements and Supplementary Data
39

Item 9.   Changes in and Disagreements with Accountants on
Accounting and
          Financial Disclosure
70

                            PART III
Item 10.  Directors and Executive Officers of the Registrant
71

Item 11.  Executive Compensation
73

Item 12.  Security Ownership of Certain Beneficial Owners and
Management               74

Item 13.  Certain Relationships and Related Transactions
74

                           PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K            75

   Parts I and II of this Report contain ''forward-looking statements'' within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act'). All statements other than statements of historical facts included in this Report, including, without limitation, statements in this "Item 1. Business" and under "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding proved preserves, estimated future net reserves, present values, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells anticipated to be drilled and the Company's financial position, business strategy and other plans and objective for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on its business or operations. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors beyond the control of the Company.

                             PART I

   Certain oil and gas terms used in this report are defined under "Item 1. Business - Glossary of Oil and Gas Terms."


ITEM 1.  BUSINESS.

The Company

     Southwest Royalties Holdings, Inc. ("SRH") , a Delaware corporation, was formed in 1997 to serve as a holding company for Southwest Royalties, Inc. ("Southwest"), Sierra Well Service, Inc. ("Sierra") and Midland Red Oak Realty, Inc. ("Red Oak"). SRH is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties, primarily in the Permian Basin of West Texas and southeastern New Mexico, through its wholly-owned subsidiary, Southwest. Since 1983, Southwest has grown primarily through selective acquisitions of producing oil and gas properties, both directly and through the oil and gas partnerships it manages. SRH also participates in the well servicing industry through its affiliate, Sierra, and owns and manages real estate properties through its subsidiary, Red Oak. References in this report to the "Company" are to SRH and its consolidated subsidiaries, including Southwest and Red Oak, and Sierra, an unconsolidated affiliate.

  The principal operating subsidiary of SRH is Southwest, a Delaware corporation that was formed in 1983 to acquire and develop oil and gas properties. Southwest initially financed the acquisition of oil and gas reserves and its exploration and development efforts through public and private limited partnership offerings. Southwest is a general partner of these limited partnerships, owns interests in these partnerships and receives management fees and operating cost reimbursements from such partnerships. As of December 31, 1997, Southwest had total estimated net proved reserves of 29.7 MMBbls of oil and 64.8 Bcf of natural gas, aggregating 40.5 MMBoe, with a PV-10 Value of $172 million. Southwest's primary operations are in the Permian Basin of West Texas and southeastern New Mexico.

  Red Oak, a Delaware corporation, was formed in 1992 to own and manage commercial real estate properties, including shopping centers and office buildings, in secondary real estate markets in the southwestern United States. As of December 31, 1997, Red Oak owned and managed 17 commercial real estate properties. SRH owns approximately 81% of the common stock of Red Oak on a diluted basis.

  Sierra, a Delaware corporation, was formed in 1992 to provide certain well services for oil and gas companies. Sierra provides a broad range of well services to oil and gas companies, including workover rig services, liquids handling and other services. SRH directly owns approximately 29% of the common stock of Sierra and indirectly owns an additional 10% interest through Southwest, which is the general partner and 15% interest holder in each of two partnerships that own approximately 70% of the common stock of Sierra. This direct and indirect ownership by SRH and the position of Southwest as general partner of the partnerships provides SRH with effective voting control of Sierra. As of July 1, 1997, Sierra was deconsolidated from SRH and is currently being accounted for as an equity investment.

  Southwest has three subsidiaries, Midland Southwest Software, Inc. (''Southwest Software''), Threading Products International, LLC (''TPI''), and Blue Heel Company (''Blue Heel''). Southwest Software creates and markets computer software to the oil and gas industry. TPI produces inserts used to cut threads by manufacturers of threaded products. Blue Heel holds a nominal interest in certain oil and gas properties owned by Southwest. Red Oak has two wholly-owned subsidiaries, MRO Properties, Inc. (''MROP'') and MRO Management, Inc. (''MRO Management''). MROP holds titles to certain real estate properties and is the borrower under a credit agreement related to such properties. This credit agreement is non-recourse to Red Oak. MRO Management performs real estate management services for MROP and Red Oak.

     Both Sierra and Red Oak are operated separately from Southwest; however, Southwest provides both with significant administrative and accounting support. Under the terms of separate service agreements, Southwest has agreed to provide to Sierra and Red Oak administrative services including accounting, bookkeeping, tax preparation and banking and disbursement services. Both agreements have an initial term of five years and renew from year to year if not terminated. Under each agreement, Southwest receives a fixed fee of $12,000 per month. These fees may be adjusted at any time by agreement of the parties. The service agreements may be terminated upon 30 days' notice by either party to the agreements.

     The Company's principal executive offices are located at 407
North Big Spring, Suite 300, Midland, Texas 79701. The Company's telephone number is (915) 686-9927.

Operating Strategy

  The Company's long-term objective is to increase its revenues, cash flow, earnings and assets through a balanced growth strategy of acquisition, development and exploitation of oil and gas properties, and through its investments in real estate. The strategies are designed to achieve the Company's oil and gas objectives, which consist of developing and increasing production through development drilling and other activities. Strategies for both oil and gas and real estate include concentration on defined geographic areas to achieve operating and technical efficiencies and pursuing strategic acquisitions that complement the Company's existing asset base in order to provide additional growth opportunities.

  The Company has acquired a diversified portfolio of oil and gas properties that contain numerous identified development opportunities. The Company's long-term plans are to increase its capital spending to pursue these opportunities, which consist of step-out drilling, recompletions, enhanced recovery operations and workover opportunities.

  In response to the recent and severe decline in oil price, the Company has initiated a short-term alternate business plan that delays certain development and exploratory projects until the market strengthens. The Company is budgeting $5.8 million in capital expenditures in its oil and gas business for 1998, revised from its previous $17.8 million budget. The $5.8 million capital expenditure budget consists of $5.1 million in development and $700,000 in exploratory projects. Further revisions may be necessary during the year in response to market conditions. No amount has been budgeted for acquisitions although the Company will continue to search for strategic and complementary acquisitions and would make such an acquisition under the right conditions and circumstances.

  The Company concentrates its oil and gas activities in the Permian Basin of West Texas and southeastern New Mexico, with properties in this region representing over 90% of the Company's PV-10 Value at December 31, 1997. The Company believes that its long-life oil and gas properties and large inventory of development projects in the Permian Basin, coupled with region-specific geological, engineering and production experience, provide it with focused operations. Company-operated properties comprised approximately 65% of its PV-10 Value at December 31, 1997, allowing substantial control over the incurrence and timing of capital and operating expenditures.

  The Company plans to continue the expansion of its real estate business, primarily in the southwestern United States. The Company expects that Red Oak's active management practices will lead to consolidation benefits, cost savings, more efficient utilization and improved cash flow, thereby enhancing the return on capital invested. Red Oak has budgeted $7.2 million in capital improvements for 1998. Although no amount has been budgeted for acquisitions, Red Oak will continue to search for strategic and complementary acquisitions.

Southwest

   General. Since inception, the Company has focused its efforts toward increasing its reserves and average daily production of oil and gas through acquisitions of producing properties and development drilling and production enhancement activities.

   Acquisition Activities. In October 1997, the Company acquired various working interests in 431 producing oil and gas wells, located in seven oil and gas fields in the Permian Basin of West Texas and southeastern New Mexico (the "Oil and Gas Properties Acquisition"). The Company operates 133 of these wells. The purchase price for the Oil and Gas Properties Acquisition was $72.3 million. These properties complement the Company's existing proved reserve base with an average reserve life of approximately 15 years and over 130 identified development opportunities. The Company believes that it has significant opportunities to improve production and cash flow from these properties through additional development, reconfiguration of operations and reduction of operating and administrative costs.

   Drilling Activities. The Company complements its increase in oil and gas reserves, production and cash flow by concentrating on drilling low-risk development wells and by conducting additional development activities such as recompletions. During 1997, the Company was involved in drilling 70 gross (34.4 net) wells of which 63 gross (30.6 net) wells were successfully completed as productive.

   Exploratory Activities. The Company increased its spending for exploratory activities from $184,000 in 1996 to $2.8 million in 1997. Additionally, the Company anticipates that approximately $700,000 of its revised 1998 capital budget will be spent on exploratory projects. Exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than development drilling or enhanced recovery activities. See "Item 1. - Operating Hazards and Risks."

  Private Placement. On October 14, 1997, Southwest completed a $200 million private placement sale of 10.5% Senior Notes due 2004, Series A ("Series A Notes") pursuant to Rule 144A of the Securities Act (the "Private Placement"). Thereupon, the Series A Notes were offered and sold by the underwriters only to qualified institutional buyers. The net proceeds from the Private Placement were approximately $190 million.

   The Series A Notes were issued pursuant to an indenture, dated October 14, 1997 (the "Indenture"), by and among Southwest, as Issuer, SRH as the Parent Guarantor, and State Street Bank and Trust Company, N.A., as Trustee (the "Trustee"). The Indenture is governed by certain provisions contained in the Trust Indenture Act of 1939, as amended (the "Trust Indenture Act"). The terms of the Series A Notes include those stated in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act.

  Exchange Offer. On March 11, 1997, Southwest concluded a registered offering to exchange the Series A Notes for 10.5% Senior Notes due 2004, Series B which had been registered under the Securities Act (the "Notes). The form and terms of the Notes are identical in all material respects to the form and terms of the Series A Notes. The Notes evidence the same debt as the Series A Notes and were issued under and are entitled to the benefits of the Indenture governing the Series A Notes.

Red Oak

   Red Oak was formed by the Company in 1992 to acquire and manage neighborhood and community shopping centers, other retail and commercial properties and office buildings. These properties are primarily leased, on a long-term basis, to major retail companies, local specialty retailers and professional and business tenants throughout secondary urban markets in the southwestern United States. As of December 31, 1997, Red Oak owned and managed 14 shopping centers, three office buildings and raw land held for future development.

   Red Oak's primary objective is to acquire, own and manage a portfolio of commercial properties that provides opportunity to increase net operating income and results in significant capital appreciation. Consistent with this strategy, Red Oak focuses its activities primarily in secondary markets in the southwestern United States, including San Antonio, Midland and San Angelo, Texas; Tucson, Arizona; and Tulsa and Oklahoma City, Oklahoma. Red Oak believes that the potential for population growth in these markets and a lower level of interest from institutional real estate buyers, as compared to primary markets, result in attractive acquisition opportunities of multi-tenant, income producing properties ranging in purchase price from $1 million to $20 million. Red Oak's capital budget for 1998 includes capital improvements of $7.2 million. Although no amount has been budgeted for acquisitions, Red Oak will continue to search for strategic and complementary acquisitions.

   From December 1993 through December 31, 1997, Red Oak completed the acquisition of 14 regional shopping centers and three office buildings for a total acquisition cost of $82.8 million. Red Oak has financed and expects to continue to finance the acquisition of its real estate properties with senior secured credit arrangements between Red Oak and private lenders, that are generally non-recourse to the Company.

Employees

   As of December 31, 1997, the Company employed 170 people. Of this total, 133 people were employed by Southwest, and 37 by Red Oak. Additionally, 659 people were employed by Sierra, an unconsolidated affiliate. The Company's future success will depend partially on its ability to attract, retain and motivate qualified personnel. The Company is not a party to any collective bargaining agreements and has not experienced any strikes or work stoppages. The Company considers its relations with its employees to be satisfactory.

Competition

  The oil and natural gas industry is highly competitive. The Company's oil and gas business competes for the acquisition of oil and natural gas properties, primarily on the basis of the price to be paid for such properties, with numerous entities including major oil companies, other independent oil and natural gas concerns and individual producers and operators. Many of these competitors are large, well established companies and have financial and other resources substantially greater than those of the Company's oil and gas business. The Company's ability to acquire additional oil and gas properties and to discover reserves in the future will depend upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. The Company's real estate business also competes for the acquisition of desirable commercial real estate properties, primarily on the basis of price.

Operating Hazards and Risks

  The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases. Any of these occurrences could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

  Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating or other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title problems, weather conditions, mechanical problems, compliance with governmental requirements and shortages and delays in the delivery of equipment and services. The Company's future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on the Company's future results of operations and financial condition.

  Although the Company maintains insurance coverage considered to be customary in each industry in which it participates, it is not fully insured against certain risks, either because insurance is not available or because of the high premium costs. The Company's real estate business carries business interruption insurance. The Company does maintain physical damage, employer's liability, comprehensive commercial general liability and workers' compensation insurance. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities, or that such insurance will continue to be available or available on terms which are acceptable to the Company.

Regulation

  General. Various aspects of the Company's oil and natural gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members. The Federal Energy Regulatory Commission
(''FERC'') regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (''NGA'') and the Natural Gas Policy Act of 1978 (''NGPA''). In the past, the Federal government has regulated the prices at which oil and natural gas could be sold. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the ''Decontrol Act''). The Decontrol Act removed all remaining NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

  Regulation of Sales and Transportation of Natural Gas. The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, the FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the results of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. While the United States Court of Appeals upheld most of Order No. 636 last year, certain related FERC orders, including the individual pipeline restructuring proceedings, are still subject to judicial review and may be reversed or remanded in whole or in part. While the outcome of these proceedings cannot be predicted with certainty, the Company does not believe that it will be affected materially differently than its competitors.

  The FERC has also announced several important transportation-related policy statements and proposed rule changes, including a statement of policy and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology to establish the rates interstate pipelines may charge for their services. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. Similarly, the Texas Railroad Commission has been reviewing changes to its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes being considered by these federal and state regulators would affect the Company only indirectly, they are intended to further enhance competition in natural gas markets. The Company cannot predict what further action the FERC or state regulators will take on these matters, however, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers with which it competes.

  Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

  Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market.

  Environmental. Extensive federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment affect Southwest's oil and natural gas operations. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas. In addition, state laws often require various forms of remedial action to prevent pollution, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and consequently affects the Company's profitability. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company's operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

  In addition, Red Oak's real estate management activities are subject to federal, state and local laws, rules and regulations pertaining to protection of the environment which may, in certain circumstances, impose strict liability for environmental contamination, thus rendering Red Oak liable for environmental damages and clean up costs without regard to negligence or fault on the part of Red Oak. Asbestos-containing materials may be present at Red Oak's real estate holdings which may dictate costly remediation to abate asbestos or which may increase the cost of renovations to property when they become necessary. Further, activities on adjacent properties, such as dry cleaning, gasoline retailing, and automobile maintenance, may result in subsurface soil and groundwater contamination that could impair Red Oak's use or sale of real estate holdings or cause Red Oak to incur costs to remediate any contamination caused by activities of lessors or adjacent properties.

  The Comprehensive Environmental Response, Compensation and Liability Act (''CERCLA'') imposes liability, without regard to fault on certain classes of persons that are considered to be responsible for the release of a ''hazardous substance'' into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances. Under CERCLA such persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, companies that incur liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site.

   The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (''RCRA''), regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as ''hazardous waste.'' Disposal of such non-hazardous oil and natural gas exploration, development and production wastes usually  are  regulated  by state law. Other  wastes  handled  at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of ''hazardous wastes'' thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted it could have a significant impact on the operating costs of Southwest and Sierra, as well as the oil and natural gas industry and well servicing industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted.

  The Company's operations are also subject to the Clean Air Act (''CAA'') and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from operations of Southwest. Southwest may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, Southwest believes its operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to Southwest than to other similarly situated companies involved in oil and natural gas exploration and production activities or well servicing activities.

  Southwest maintains insurance against ''sudden and accidental'' occurrences which may cover some, but not all, of the risks described above. Most significantly, the insurance maintained by Southwest will not cover the risks described above which occur over a sustained period of time. Further, there can be no assurance that such insurance will continue to be available to cover all such costs or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on Southwest's financial condition and operations.

  Regulation of Oil and Natural Gas Exploration and Production. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and natural gas can be produced from Southwest's properties. See ''Risk Factors-Compliance with Governmental Regulations.''

Risks Associated with Business Activities

  Substantial Leverage. As of December 31, 1997, the total indebtedness of the Company, including current portion, was $284 million. The Company's level of indebtedness has several important effects on its operations, including: (i) the covenants may limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in business conditions, (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired, and (iii) a substantial portion of the Company's cash flow may be dedicated to the payment of interest. Moreover, future acquisition or development activities may require the Company to alter its capitalization significantly. These changes in capitalization may significantly alter the leverage of the Company. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such economic conditions and financial, business and other factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.''

  Certain holders, who collectively own approximately 12% of SRH's common stock, have an option to cause SRH to redeem such holders' common stock at any time beginning December 31, 2001, five years from the date of issuance of such common stock, subject to the terms of a subscription agreement under which SRH sold the common stock (the ''Subscription Agreement'') and subject to any restrictions imposed by law. The Subscription Agreement provides that this redemption right terminates on the effective date of any registration statement under the Securities Act filed with the Commission relative to the offer and sale of any amount of SRH's common stock to the public. SRH is unable to predict the amount of money it would be required to pay if the redemption right is exercised. In addition, the Company is subject to an Indenture pursuant to its 10.5% Senior Notes due 2004 (the "Indenture") which may also restrict SRH's ability to make such payments. In addition, SRH can give no assurance that it will be able to cause a registration statement to become effective under the Securities Act in order to terminate the redemption option.

  Payment Upon a Change of Control. Upon the occurrence of a change of control of the Company, each holder of the Notes may require Southwest to purchase all or a portion of such holder's Notes at 101% of the principal amount of the Notes, together with accrued and unpaid interest, if any, to the date of purchase. If a change of control were to occur, Southwest may not have the financial resources to repay all of the Notes and the other indebtedness that might become payable upon the occurrence of such change of control.

  Adequacy of Collateral; Risks of Foreclosure. SRH has pledged to the Trustee (under the Indenture), for the ratable benefit of the holders of the Notes, all of the Sierra common stock and Red Oak common stock directly owned by SRH as security for the Parent Guarantee (collectively, the "Collateral").

  In the event of a default under the Indenture, there can be no assurance that the Trustee would be able to foreclose on or dispose of any of the Collateral without substantial delays and other risks or that the proceeds obtained therefrom would be sufficient to pay all amounts owing to holders of the Notes. SRH would be required to file a shelf registration statement and any of SRH's other subsidiaries whose stock is pledged to the Trustee would be required to grant registration rights with respect to such stock, in each case to allow the Trustee to be able to sell the pledged shares of their common stock publicly. Circumstances beyond the control of the Company, however, may delay the availability of a current prospectus. There is currently no public market for the shares of SRH common stock and there can be no assurance that there will be any public market for the common stock of any subsidiary of SRH.

  In addition, if Southwest becomes a debtor in a case under the United States Bankruptcy Code ("The Bankruptcy Code"), the automatic stay imposed by the Bankruptcy Code would prevent the Trustee from selling or otherwise disposing of the Collateral
without  bankruptcy  court  authorization.   In  that  case,  the
foreclosure might be delayed indefinitely. Moreover, the bankruptcy of any entity related to the Southwest might result in a similar delay if Southwest were "substantively consolidated" with the related entity.

  Possible    Limitations   on   Enforceability   of   Subsidiary
Guarantees. Southwest's obligations under the Notes may under certain circumstances be guaranteed on a senior basis by certain subsidiaries of Southwest as set forth in the Indenture. Various fraudulent conveyance laws have been enacted for the protection of creditors and may be utilized by a reviewing court to subordinate or void a subsidiary guaranty. It is also possible that under certain circumstances a court could hold that the direct obligations of a subsidiary guarantor could be superior to the obligations under a subsidiary guaranty.

  To the extent that a court were to find that at the time a subsidiary guaranty was entered into either (1) the subsidiary guaranty was incurred with the intent to hinder, delay or defraud any present of future creditor or that the subsidiary guarantor contemplated insolvency with a design to favor one or more creditors to the exclusion in whole or in part of others or (2) the subsidiary guarantor did not receive fair consideration or reasonably equivalent value for issuing the subsidiary guaranty and, at the time it issued the guaranty, the subsidiary guarantor
(i) was insolvent or rendered insolvent by reason of the issuance of the subsidiary guaranty, (ii) was engaged or about to engage in a business or transaction for which the remaining assets of the subsidiary guarantor constituted unreasonably small capital, or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they matured, the court could void or subordinate the subsidiary in favor of the subsidiary guarantor's other creditors. Among other things, a legal challenge of a subsidiary guaranty issued on fraudulent conveyance grounds may focus on the benefits, if any, realized by the subsidiary guarantor as a result of the issuance by Southwest of the Notes. To the extent that proceeds from the Private Placement were used to refinance the indebtedness of the Company, a court might find that a subsidiary guarantor did not benefit from incurrence of the indebtedness represented by the Notes.

  The measure of insolvency for purposes of determining whether a transfer is voidable as a fraudulent transfer varies depending upon the law of the jurisdiction that is being applied. Generally, however, a debtor would be considered insolvent if the sum of all its debts, including contingent liabilities, was greater than the value of all its assets at a fair valuation or if the present fair saleable value of the debtor's assets was less than the amount required to repay its probable liability on its debts, including contingent liabilities, as they become absolute and mature.

  To the extent that a subsidiary guaranty is voided as a fraudulent conveyance or found unenforceable for any other reason, holders of the Notes would cease to have any claim in respect to the applicable subsidiary. In such event, the claims of the holders of the Notes against such subsidiary would be subject to the prior payment of all liabilities and preferred stock claims of such subsidiary guarantor. There can be no assurance that, after providing for all prior claims and referred stock interests, if any, there would be sufficient assets to satisfy the claims of the holders of the Notes relating to any voided portion of such subsidiary guaranty.

  Lack of Public Market; Restriction of Transferability. The Notes were a new securities issue for which there was no active trading market. The Notes are generally permitted to be resold or otherwise transferred (subject to the certain restrictions) by each holder of the Notes without the requirement of further registration. Accordingly, there can be no assurance as to the development or liquidity of any market for the Notes.

  Voting Control. As of December 31, 1997, H. H. Wommack, III, Chairman of the Board, President and Chief Executive Officer of SRH and Southwest, owned 72.9% of the outstanding voting shares of common stock of SRH, which owns 100% of the common stock of Southwest. Therefore, Mr. Wommack has the ability to elect all of the directors of SRH and Southwest and, directly and indirectly, influence all decisions made by SRH and Southwest.

  Dependence on Key Personnel. The Company depends to a large extent on the services of H. H. Wommack, III and certain other senior management personnel. The loss of the services of Mr. Wommack and other senior management personnel could have a material adverse effect on the Company's operations. The Company does not currently have an employment contract with any senior management or key personnel. The Company believes that its success is also dependent upon its ability to continue to employ and retain skilled technical personnel. The inability of the Company to employ or retain skilled technical personnel could have a material adverse effect on the Company's operations. Although the Company maintains key man life insurance on the life of Mr. Wommack in the amount of $8 million, the existence of such insurance does not mean that the death or disability of Mr. Wommack would not have a materially adverse effect upon the Company.

  Volatility of Oil and Natural Gas Prices. Revenues generated from Southwest's operations are highly dependent upon the price of, and demand for, oil and natural gas. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of Southwest. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices may materially adversely affect Southwest's financial condition, liquidity and results of operations. Lower oil and natural gas prices also may reduce the amount of Southwest's oil and natural gas that can be produced economically. In order to reduce its exposure to price risks in the sale of its oil and natural gas, Southwest may enter into hedging arrangements from time to time; however, Southwest's hedging arrangements are likely to apply to only a portion of its production and provide only limited price protection against fluctuations in the oil and natural gas markets. See ''Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-General'' and ''Item 1. Business.''

  Southwest uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a ''full cost pool'' as incurred, and properties in the pool are depleted and charged to operations using the future gross revenues method based on the ratio of current gross revenue to total proved future gross revenues, computed based on current prices. Significant downward revisions of quantity estimates or declines in oil and natural gas prices that are not offset by other factors could result in a write down for impairment of oil and natural gas properties. Once incurred, a write down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase.

  Risks of Acquisition Strategy. The Company's growth strategy includes the acquisition of oil and gas properties and commercial real estate properties. There can be no assurance, however, that the Company will be able to continue to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. In addition, no assurance can be given that the Company will be successful in integrating acquired businesses into its existing operations, and such integration may result in unforeseen operational difficulties or require a disproportionate amount of management's attention. Future acquisitions may be financed through the incurrence of additional indebtedness to the extent permitted under the Indenture or through the issuance of capital stock. Furthermore, there can be no assurance that competition for acquisition opportunities in these industries will not escalate, thereby increasing the cost to the Company of making further acquisitions or causing the Company to refrain from making additional acquisitions.

  Replacement of Reserves. In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent Southwest acquires properties containing proved reserves or conducts successful development and exploration activities, or both, the proved reserves of Southwest will decline as reserves are produced. Southwest's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, Southwest's ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. In addition, there can be no assurance that Southwest's future development, acquisition and exploration activities will result in additional proved reserves or that Southwest will be able to drill productive wells at acceptable costs.

  Uncertainty of Reserve Information and Future Net Revenue Estimates. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of Southwest. The reserve data set forth herein represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically  recoverable  quantities  of  oil  and  natural  gas attributable to any particular group of properties, classifications of such reserves based on risk recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially and such reserve estimates may be subject to downward or upward adjustment based upon such factors. Actual production, revenues and expenditures with respect to Southwest's reserves will likely vary from estimates, and such variances may be material. See ''Item 2. Properties-Oil and Gas Reserves.''

  The present values of estimated future net cash flows referred to herein should not be construed as the current market value of the estimated oil and natural gas reserves attributable to Southwest's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and natural gas properties. In addition, the calculation of the present value of the future net revenues using a 10% discount, as required by the Commission, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with Southwest's reserves or the oil and natural gas industry in general.

  Substantial Capital Requirements. Southwest makes, and will continue to make, substantial capital expenditures for the exploration, development and acquisition of oil and natural gas reserves. Southwest made capital expenditures of $32 million during 1995 and $17 million during 1996. For 1997, Southwest spent $103 million in the aggregate for oil and gas acquisition, development and exploration activities and has budgeted additional capital spending, of approximately $5.8 million for 1998, principally to complete planned development drilling and recompletion projects. Although management believes that Southwest will have sufficient cash provided by operating activities, bank lines and the proceeds from the Offering to fund planned capital expenditures in 1998, if revenues decrease as a result of lower oil and natural gas prices or operating difficulties, Southwest may be limited in its ability to expend the capital necessary to undertake or complete its drilling program in future years. There can be no assurance that
additional  debt  or  equity  financing  or  cash  generated   by
operations will be available to meet these requirements. See ''Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.''

  Drilling Risks. Drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, title problems and shortages or delays in the delivery of equipment. Southwest's future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on Southwest's future results of operations and financial condition.

  Marketability of Production. The marketability of Southwest's oil and natural gas production depends upon the availability and capacity of oil and gas gathering systems, pipelines and processing facilities, and the unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. In addition, federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand could adversely affect Southwest's ability to produce and market its oil and natural gas on a profitable basis.

  Operating Risks of Oil and Natural Gas Operations. The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blowouts, pipe failure, casing collapse, abnormally pressured formations and hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases. The occurrence of any of these operating risks could result in substantial losses to Southwest due to injury or loss of life, severe damage to or destruction of property and equipment, pollution or other environmental damage, including damage to natural resources, clean-up responsibilities, penalties and suspension of operations. In accordance with customary industry practice, Southwest maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance obtained by Southwest will be adequate to cover any losses or liabilities. Southwest cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase.

  Compliance with Governmental Regulations. The Company's oil and natural gas and well service operations are subject to various federal, state and local governmental laws and regulations that may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling oper-

-ations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, utilization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations may impose increasingly strict requirements for water and air pollution control and solid waste management and can result in the imposition of civil and even criminal penalties.

  The Company's commercial real estate properties are subject to various federal, state and local regulatory requirements, such as laws with respect to access by disabled persons and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that the properties are currently in compliance in all material respects with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by the Company's real estate business and could have an adverse effect on expected distributions by the Company's real estate business.

  Substantial Competition. The Company experiences intense competition in its markets. Such markets are highly competitive and no one competitor is dominant. Southwest competes with major and independent oil and natural gas companies for the acquisition of desirable oil and natural gas properties, as well as for the equipment and labor required to develop and operate such properties. Southwest also competes with major and independent oil and natural gas companies in the marketing and sale of oil and natural gas to marketers and end-users. Red Oak competes with other companies for the acquisition of desirable real estate properties principally on the basis of price. Although the
Company believes that it has certain advantages over these competitors, some of these competitors have greater financial and other resources than the Company. See ''Item 1. Business-Competition.''

  Environmental Risks. The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials. The Company does not currently anticipate any material adverse effect on its business, financial condition or results of operations as a result of the Company's required compliance with U.S. federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business. Moreover, the Company anticipates that such laws and regulations will become increasingly stringent in the future, which could lead to material costs for environmental compliance and remediation by the Company. See ''Item 1. Business-Regulation.''

  Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its operations to be suspended. Such liability or suspension of operations could have a material adverse effect on the Company's business, financial condition and results of operations.

  Red Oak Operations-Economic Performance and Value of Real Estate Dependent on Many Factors. Real estate property investments are subject to varying degrees of risk. The economic performance and values of real estate can be affected by many factors, including changes in the national, regional and local economic climates, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and increased operating costs. In recent years, there has been a proliferation of new retailers and a growing consumer preference for value-oriented shopping alternatives that have, among other factors, heightened competitive pressures. In certain areas of the country, there may also be an oversupply of retail space. As a consequence, many companies in all sectors of the retailing industry have encountered significant financial difficulties. A substantial portion of Red Oak's income is derived from rental revenues from retailers in neighborhood and community shopping centers. Red Oak's income would be adversely affected if a significant number of Red Oak's tenants were unable to meet their obligations to Red Oak or if Red Oak were unable to lease a significant amount of space in its properties on economically favorable lease terms. Accordingly, no assurance can be given that Red Oak's financial results will not be adversely affected by these developments in the retail industry.

  All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. The Company assumes no obligation to update any such forward-looking statements.

Glossary of Oil and Gas Terms

  The following are abbreviates and definitions of terms commonly used in the oil and gas industry that are used in this Report. All volumes of natural gas referred to herein are stated at the legal pressure base to the state or area where the reserves exit and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

  Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.

  Bcf. Billion cubic feet.

  Boe. Barrel of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six
Mcf of natural gas.

  Bopd. Barrels of oil per day.

  Completion. The installation of permanent equipment for the production of oil and natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

  Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

  Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

  Exploratory well. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

  Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

  Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

  Horizontal drilling. A drilling technique that permits the operator to contact and intersect a larger portion of the producing horizon than conventional vertical drilling techniques and can result in both increased production rates and greater ultimate recoveries of hydrocarbons.

  MBbls. One thousand barrels.

  MBoe. One thousand barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.

  Mcf. One thousand cubic feet.

  Mcfd. One thousand cubic feet per day.

  Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

  MMBbls. One million barrels of crude oil or other liquid hydrocarbons.

  MMBoe. One million barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.

  MMcf. One million cubic feet.

  Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

  Oil. Crude oil, condensate and natural gas liquids.

  Present value and PV-10 Value. When used with respect to oil and natural gas reserves, the estimated future net revenue to be generated from the production of proved reserves, determined in all material respects in accordance with the rules and regulations of the Securities and Exchange Commission (generally using prices and costs in effect as of the date indicated) without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

  Productive  well.  A  well  that is  found  to  be  capable  of
producing   hydrocarbons  in  sufficient  quantities  such   that
proceeds from the sale of such production exceed production expenses and taxes.

  Proved developed producing reserves. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production.

  Proved developed reserves. Proved reserves that are expected to be recovered from existing wellbores, whether or not currently producing, without drilling additional wells. Production of such reserves may require a recompletion.

  Proved reserves. The estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

  Proved undeveloped location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

  Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage.

  Recompletion. The completion for production of an existing wellbore in another formation from that in which the well has been previously completed.

  Reserve life. A ratio determined by dividing the existing reserves by production from such reserves for the prior twelve month period.

  Reservoir.   A  porous  and  permeable  underground   formation
containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

  Royalty interest. An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

  Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

  Wellbore. The hole drilled by the bit.

  Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

  Workover.  Operations  on  a  producing  well  to  restore   or
increase production.

ITEM 2.  PROPERTIES.

Facilities

  The principal offices of SRH, Southwest and Red Oak are located in Midland, Texas. SRH, Southwest, and Red Oak believe that their leased and owned properties, none of which individually is material to any of the companies, are adequate for current needs.

Title to Properties

  The Company believes it has satisfactory title to all of its properties in accordance with standards generally accepted in the oil and gas, well servicing and real estate industries. As is customary in the oil and natural gas industry, Southwest makes only a cursory review of title to farmout acreage and to undeveloped oil and natural gas leases upon execution of any contracts. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. To the extent title opinions or other investigations reflect title defects, Southwest, rather than the seller of the undeveloped property, is typically responsible to cure any such title defects at its expense. If Southwest were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, Southwest could suffer a loss of its entire investment in the property. Southwest has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and natural gas industry. Prior to completing an acquisition of producing oil and natural gas leases, Southwest obtains title opinions on all leases. Southwest's oil and natural gas properties are subject to customary royalty interests, liens for current taxes and other burdens that Southwest believes do not materially interfere with the use of or affect the value of such properties.

Oil and Gas Properties

Southwest's Principal Oil and Gas Properties

  The Company's oil and gas properties are primarily located in the Permian Basin of West Texas and southeastern New Mexico. Over 90% of the Company's PV-10 Value is concentrated in this region. The region is characterized by numerous known producing horizons, providing significant opportunities to increase reserves, production and ultimate recoveries through additional development, horizontal drilling, recompletions, enhanced recovery methods, and the use of 3-D seismic, reprocessed 2-D seismic data and other advanced technologies. As of December 31, 1997, the Company operated properties comprising approximately 65% of its PV-10 Value. The following table provides information for the Company's ten largest fields which contribute 61% of its reserves and PV-10 Value as of December 31, 1997.

                                   As of December 31, 1997
    --------------------------------------------------------
                              Net Proved    PV-10 % of Total
                                 Reserves   Value     PV-10
  Field                           (Mboe)(in thousands)Value
  -------                      ----------------------------------
------

  Huntley                         3,567      $21,843   12.7%
  Ackerly                         3,178     15,551      9.0
  Foster                          2,260     13,472      7.8
  Huntley East                    2,157     11,231      6.5
  Halley                          1,916      8,934      5.2
  Jo-Mill                         2,337      8,846      5.1
  Flying M                        3,666      8,013      4.7
  Magnolia Sealy                  2,413      7,991      4.6
  Rhoda Walker                    1,767      5,666      3.3
  Vealmoor                          916        3,786    2.2

  Huntley  Field. The Huntley Field is located in  Garza  County,
Texas. The field was discovered in 1953 and produces from the San
Andres and Glorieta reservoirs. Southwest owns a 74% working interest and operates 33 producing and 12 injection wells.

  Ackerly (Dean) Field. The Ackerly (Dean) Field is located in Dawson County, Texas and produces from the Dean Sand oil reservoir. The field was discovered in 1954 with the drilling and completion of the Pan American Graves ''A'' No. 1 well. Southwest owns a 60% working interest in the East Ackerly Dean Unit-Phase II, along with interests in two additional leases. Henry Petroleum operates 70 producing and 30 injection wells.

  Foster  Field.  The Foster Field is located  in  Ector  County,
Texas.  The  field was discovered in 1936 and produces  from  the
Grayburg and Queen formations in the Gist Unit.  Southwest   owns
working interests ranging from 46% to

100% and operates 63 producing and 57 injection wells.

  Huntley East Field. The Huntley East Field is located in Garza County, Texas. The field was discovered in 1956 and produces from a low-relief anticline which covers approximately 1,400 surface acres. Southwest has a 100% working interest in the Huntley East San Andres Unit, which comprises substantially all of the field, and a 100% working interest in the Harold L. Davies lease, and operates 37 producing and 7 injection wells.

  Halley Field. The Halley Field is located in Winkler County, Texas and consists of two leases totaling 7,608 gross acres, of which 3,190 gross acres have been developed. Southwest acquired working interests ranging from 43% to 70% in this field in 1995 and currently operates 123 active producing wells and 33 water injection wells. The field was discovered in 1937 and produces from multiple zones ranging from 2,400 to 3,000 feet in depth. To date, Southwest has performed 30 workovers, increasing average daily production from approximately 200 Bopd and 280 Mcfd of natural gas in 1995 to 321 Bopd and 1,500 Mcfd of natural gas in 1996. Development plans, which have commenced, include the drilling of 20 proved undeveloped locations.

  Jo-Mill Field. The Jo-Mill Field is located in Borden County, Texas. The field was discovered in 1954, unitized in 1969, and produces from the Upper Spraberry, Lower Spraberry and Dean Sand reservoirs. Southwest owns a 6% working interest in the Jo-Mill Unit. Texaco, Inc. operates 172 producing and 73 injection wells.

  Flying M Field. The Flying M Field is located in northern Lea County, New Mexico and produces from the San Andres oil reservoir. The field was discovered in 1964 and was unitized in 1967 when water injection commenced. In 1997, Southwest acquired working interests ranging from 83% to 100% in 6,160 gross acres of the field area, of which 2,240 gross acres are undeveloped. Southwest operates all 46 producing wells and nine active water injection wells, including wells that are not contained within the unitized portion of the field. Development plans for this field include the drilling of ten undrilled 40-acre proved undeveloped locations and the conversion of ten wells to water injection. Further development of the field, including the reduction to 20-acre spacing from the current 40-acre spacing, is presently under evaluation.

  Magnolia Sealy Field. The Magnolia Sealy Field is located in Ward County, Texas and produces from the Upper Yates oil reservoir. Southwest acquired its interest in this field in 1988 and operates 21 producing wells and three water disposal wells with a working interest of 90%. There are currently 33 proved undeveloped locations to be drilled on the 1,800 gross acres operated by Southwest. Development plans also include the initiation of a water flood on a portion of the field by early 1998.

  Rhoda Walker Field. The Rhoda Walker Field is located in Ward County, Texas and produces from 18 different reservoirs ranging in depth from 4,700 to 7,000 feet. Southwest acquired its working interests in this field, ranging from 1% to 34%, in 1990.
Southwest operates 37 producing wells and five water disposal wells and also owns non-operated interests in 46 wells. The field was discovered in 1971 and contains significant proved developed non-producing reserves. Development plans include 24 recompletions, the drilling of 47 proved undeveloped locations and infill drilling.

  Vealmoor Field. The Vealmoor Field is located in northwest Howard County, Texas. Southwest acquired its 35% non-operated working interest in this field in 1995. The field was discovered in 1948 and is currently producing from 20 wells in the Horseshoe Atoll-Canyon Reef trend. Development plans include the drilling of nine infill wells resulting in 20-acre spacing in a portion of the field. Additionally, seven development locations have been identified to test proved undeveloped locations and Southwest is currently evaluating 3-D seismic data over the field.

  Oil and Gas Reserves. The following table summarizes the estimates of Southwest's historical net proved reserves and the related present values of such reserves at the dates shown. The reserve and present value data for the Company's existing properties as of December 31, 1997 were prepared by Ryder Scott Company Petroleum Engineers. The reserve and present value data as of December 31, 1996 and 1995 were prepared by independent petroleum engineer, Donald R. Creamer.
                                        As of December 31,
                                     ---------------------------
---                                   ---------------------------
1997                                  1996       1995
                                   --------   --------    -------
  Proved Reserves:
  Oil and Condensate (MBbls)       29,666     18,806      16,580
  Natural Gas (MMcf)               64,725     76,776      70,590
    Total (MBoe)                   40,453     31,602      28,345
  Proved Developed Reserves:
  Oil and Condensate (MBbls)       18,472     10,302       7,349
  Natural Gas (MMcf)               46,585     58,961      51,926
    Total (MBoe)                   26,236     20,129      16,003

  PV-10 Value (in thousands)(1)    $172,304   $252,170   $117,902

  Discounted Future Cash Flows (2)
  Future cash inflows              $620,418   $735,100   $433,514
  Future production and development costs                            (303,406)
(283,894)                         (213,698)
                                    ---------- ----------  ----------
  Future net cash flows before income taxes              317,012     451,206
219,816
  Future income tax expense         (59,764)(142,017)   (64,064)
                                    -------------------------------
  Future net cash flows, net of tax          257,248     309,189     155,752
  10% annual discount for estimated timing
    of cash flows                   (117,427)(130,648)  (71,646)
                                    -------------------------------
  Standardized measure of discounted future
    net cash flows, net of tax     $139,821   $178,541   $84,106
                                     ======     ======    =======
  (1)     The  present value of future net revenues  attributable
to  Southwest's reserves was prepared using prices in  effect  at the  end of the respective periods presented, discounted  at  10%
per annum on a pre-tax basis.

  (2) Discounted future cash flows, including taxes, are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and gas prices, interest rate, changes in development and production costs and production costs and risks associated with future production. Because of these considerations, any estimate of fair value is necessarily subjective and imprecise.

  In accordance with applicable requirements, estimates of Southwest's proved reserves and future net revenues are made using oil and natural gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation.) The average prices used in the reserve report were $16.30 per Bbl of oil and $2.11 per Mcf of natural gas, $23.89 per Bbl of oil and $3.67 per Mcf of natural gas and $17.23 per Bbl of oil and $2.07 per Mcf of natural gas as of December 31, 1997, 1996 and 1995, respectively.

  Estimated quantities of proved reserves and future net revenues therefrom are affected by oil and natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the control of the producer. Reservoir engineering is a subjective process  of  estimating  underground  accumulations  of  oil  and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those used by Southwest, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.

  In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent Southwest acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of Southwest will decline as reserves are produced. Southwest's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves.

  Net Production, Unit Prices and Costs. The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by Southwest for the years ended December 31, 1997, 1996 and 1995:

                                      Year Ended December 31,
                                     ---------------------------
-                                     --------------------------
                                      1997        1996      1995
                                  --------  -------- ---------
  Production Volumes:
  Oil and condensate (MBbls)         1,308     1,001        814
  Natural gas (MMcf)                 5,639     5,403      4,639
   Total (MBoe)                      2,248     1,901      1,587

  Average Daily Production:
  Oil and condensate (Bbls)          3,584     2,735      2,230
  Natural Gas (Mcf)                 15,449    14,762     12,709
   Total (Boe)                       6,159     5,194      4,348


  Average Realized Prices:
  Oil and condensate (per Bbl)      $19.12    $20.44     $16.40
  Natural gas (per Mcf)               2.24      2.22       1.51
   Per Boe                           16.75     17.07      12.83

  Expenses (per Boe):
  Lease operating (including production taxes)            $8.23
$7.81                              $7.25
  Oil and gas depletion               5.52      3.38       3.19
  General and administrative, net (a)           1.63       1.28
1.20

    (a)                                Certain   related    party
     management fees received from oil and gas partnerships  have
     been   reclassified   as   a  reduction   of   general   and
     administrative expenses for all periods presented.

  Producing Wells. The following table sets forth the number of productive wells in which Southwest owned an interest as of December 31, 1997:

                                         Gross       Net
                                         Wells      Wells
                                     --------    --------
  Oil                                   10,898      662.3
  Natural Gas                              876        85.9
                                          --------    -------
    Total                               11,774      748.2

  Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well. A gross well is a well in which an interest is owned. A net well is the fractional working interest in a gross well. The number of net wells is the sum of the fractional interest owned in gross wells.

  Acreage.   The following table sets forth Southwest's developed
and  undeveloped gross and net leasehold acreage as of   December
31, 1997:
                                         Gross        Net
                                   ------------  ----------
  Developed                            1,934,272    239,846
  Undeveloped                            618,338      74,931
                                         ------------ ----------
    Total                              2,552,610    314,777

  Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is the fractional working interest in a gross acre. The number of net acres is the sum of the fractional interests owned in gross acres.

  Drilling Activities. The table below sets forth the drilling activity of Southwest on its properties for the periods ending December 31, 1997, 1996 and 1995.
                                    Year Ended December 31,
  --------------------------------------------------------------
-----
                                   1997       1996       1995
                       -----------------------------------------
----------
                                GrossNet    GrossNet   GrossNet
                       -----------------------------------------
----------
  Development wells:
  Productive                     53 27.3     14  5.7     28 5.6
  Non-productive                  3  2.4      -    -      2 0.4
                                  ---        -----       ---
----                               -------
    Total                        56 29.7     14  5.7     30 6.0

  Exploratory wells:
  Productive                     10  3.3      1  0.1      -   -
  Non-productive                  4  1.4      6    -      5 1.0
                                  -------    --   ----   -------
    Total                        14  4.7      7  0.1      5 1.0

  Oil and Natural Gas Marketing and Hedging. The revenues generated by Southwest's operations are highly dependent upon the prices of and demand for oil and natural gas. The price received by Southwest for its oil and natural gas production depends on numerous factors beyond Southwest's control. Historically the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the actions of OPEC, the foreign supply of oil and natural gas and overall economic conditions. It is impossible to predict future oil and natural gas price movements with any certainty.

  During   1997,  the  Company  did  not  have  any   significant
customers.   The  Company  does  not  believe  the  loss  of  any
purchaser would have a material adverse effect on its operations, revenues or cash flow.

  All of Southwest's oil and natural gas production is currently sold at spot market prices, under various short-term and intermediate term contracts. Southwest currently does not utilize commodity swap agreements or fixed price arrangements to reduce its exposure to oil or natural gas price movements.

Red Oak Properties

  As of December 31, 1997, Red Oak owned and managed 14 shopping centers, three office buildings and raw land held for future
development.   Red  Oak's  holdings  are  located  primarily   in
secondary markets in the southwestern United States. Red Oak's existing property portfolio is shown in the table below.
                                              Gross Leasable
                                                  Area
  Shopping Centers              Location             (Square
Feet)
--------------------------------------     ---------------
  Plaza Oaks               Midland, TX           94,779
  Southwest Plaza          San Angelo, TX       198,983
  Town & Country           Odessa, TX           120,855
  State Bank Plaza         Tulsa, OK             34,867
  The Plaza                Tulsa, OK            116,605
  Madera Village           Tucson, AZ            96,702
  Bear Canyon              Tucson, AZ            70,941
  Bears Path               Tucson, AZ            40,728
  Plaza Palomino           Tucson, AZ            98,634
  River Oaks               Abilene, TX          140,899
  San Miguel Square        Midland, TX           77,582
  Colonnade at Polo Park   Midland, TX          105,018
  Crossroads               San Antonio, TX      676,705
  50 Penn Place            Oklahoma City, OK    129,183

  Office Building
  -----------------------
  Woodhill                 Midland, TX           45,920
  Independence Plaza       Midland, TX          148,397
  50 Penn Place            Oklahoma City, OK    182,146

     Land                                         Acres
  --------                                     --------
  Red Oak (residential)    Midland, TX            398.3
  Southwest Corner (commercial)             Midland, TX    3.9
  Lewisville (residential) Lewisville, TX          95.3

ITEM 3.  LEGAL PROCEEDINGS.

  From time to time, the Company is party to litigation or other legal proceedings that each company considers to be a part of the ordinary course of its business. The Company is not involved in any legal proceedings nor is it party to any pending or threatened claims that could reasonably be expected to have a material adverse effect on its financial condition, cash flow or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                             PART II

  ITEM  5.   MARKET  FOR REGISTRANT'S COMMON EQUITY  AND  RELATED
STOCKHOLDER MATTERS.

Holders

  Southwest has one class of common equity securities outstanding, its Common Stock, par value $.10 per share.
  On March 16, 1998, all 100 outstanding shares of Southwest's Common Stock were held by SRH. SRH has one class of common equity securities, its Common Stock, par value $.10 per share. On March 16, 1998, 1,075,868 shares of SRH's Common Stock were held by 382 holders of record. SRH's and Southwest's Common Stock are collectively referred to hereafter as the "Common Stock."

Market

  There is currently no public market for the Common Stock and the Company does not anticipate that any such market will develop. The Common Stock has not been registered under the Securities Act. The stockholders have no rights to require registration  of  the Common Stock under the  Securities  Act  or other applicable securities laws. The Common Stock may not be sold, transferred or otherwise disposed of except in a transaction that is either registered or exempt from registration under the Securities Act and all applicable state securities laws. In addition, the Common Stock is subject to transfer restrictions contained in SRH's and Southwest's By-Laws. Both SRH's and Southwest's By-Laws prohibit the transfer of its Common Stock except to a spouse, family member or affiliate of a stockholder. Any other transfer by a stockholder requires the prior written consent of the Company. In addition, SRH and H.H. Wommack, III have the option to purchase the shares in the event of a third party offer to purchase any of the Common Stock.

Dividends

  Southwest and SRH have never paid cash dividends on the Common Stock and do not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any future earnings to finance the expansion and continuing development of the Company's business. The future payment of dividends, if any, on the common Stock is within the discretion of the Company's Board of Directors and will depend upon the Company's earnings, capital requirements, and financial position, future loan covenants, general economic conditions and other relevant factors. There is no assurance that the Company will pay any dividends.

  There are several restrictions on the Company's ability to pay dividends, including (i) the provisions of the Delaware
Corporation Laws, (ii) certain restrictive provisions in the Indenture executed in connection with Southwest's 10.5% Senior Notes due 2004 (the "Indenture"), and (iii) a restrictive covenant in the Company's Restated Senior Secured Loan Agreement dated October 9, 1997 with Bank One, Texas, N.A. and Banque Paribas (the "Southwest Credit Facility"). Under the Indenture, the Company must meet several financial tests before it can pay cash dividends. These requirements work together to effectively prohibit the payment of cash dividends. In addition, the Southwest Credit Facility expressly prohibits the payment of cash dividends on Southwest's common stock.

Recent Sales of Unregistered Securities

  On October 14, 1997, Southwest completed a $200 million private placement sale of 10.5% Senior Notes due 2004, Series A (the "Series A Notes") to Jefferies & Company, Inc., Banc One Capital Corporation, and Paribas Corporation (the "Underwriters"). The Underwriters then offered and sold the
Series A Notes to qualified institutional buyers. The offer and sale of the Series A Notes was exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 144A.

  Southwest concluded an offer to exchange the Series A Notes for 10.5% Senior Notes due 2004, Series B Notes which had been registered under the Securities Act on March 11, 1998. The
Exchange Offer was conducted pursuant to Securities Act Registration Statement No. 333-41915, which became effective February 9, 1998. All of the Series A Notes were exchanged for Notes prior to the termination of the Exchange Offer. The Company did not receive any cash proceeds from the issuance of the Notes.

  In 1996, Southwest issued 45,628 warrants, to purchase common stock of Southwest, to Joint Energy Development Investments Limited Partnership pursuant to an $8 million loan to Southwest which was repaid with the issuance of the Series A Notes. The issue of the warrants was exempt from registration pursuant to
Section 4(2) of the Securities Act. The warrants are presently exercisable upon payment of a prescribed purchase price. In connection with the reorganization in 1997, these warrants were exchanged for warrants in SRH.

  In 1996, Southwest issued 129,046 shares of its Common Stock, par value $.10, solely to accredited investors for $68 a share. The aggregate offering price of the shares was $8,624,000 and the aggregate commissions for the offering were $333,000. The offer and sale of the stock was exempt from registration under the Securities Act pursuant to Regulation D thereunder. Such stock was exchanged for SRH stock in conjunction with the reorganization in July 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

  The following tables set forth selected historical and pro forma financial information of the Company for the periods shown. The following information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,'' and the Company's Financial Statements and Notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                Year Ended December 31,
                          1997  (a)        1996    1995      1994
1993
                     ---------  -------------- --------------
                        (in thousands, except per share data)
Consolidated Income Statement Data:
Operating Revenues:
  Oil and gas           $38,500 $33,787 $21,211     $  15,083
$ 18,314
  Well service           7,789   8,013  4,218   2,377  1,363
  Real estate            9,338   4,487  3,213     605      -
  Other                   1,227    614    344     318    271
                         ---------        --------       -------
-                         --------       --------
  Total operating revenue         56,854  46,901 28,986  18,383
19,948
                         ---------        --------       -------
-                      --------    --------
Operating expenses:
  Oil and gas           18,500  14,846 11,511   7,879  7,472
  Well service           5,600   6,145  3,315   2,136  1,349
  Real estate            4,138   1,887  1,414     195      -
  General and administrative     5,745  5,436   3,504  3,047
2,885
  Depreciation, depletion and
  amortization          15,034   8,430  6,719   4,437  6,072
  Other                   1,342    554    228     105      4
                         ---------        --------       -------
-                      --------    --------
  Total operating expenses        50,359  37,298 26,691  17,799
17,782
                         ---------        --------       -------
-                      --------    --------
Operating income          6,495   9,603  2,295     584  2,166
Other income (expense):
  Interest expense    (18,894)(10,016)(5,635) (1,975)(2,260)
  Interest income        1,002     441    269     229    287
  Other                    145     561    (78)   1,687    26
                         ---------        --------       -------
--------                  -------
  Income (loss) before income taxes,
   minority interest, equity earnings
   and extraordinary item     (11,252)    589 (3,149)    525
219
  Income tax benefit (provision)        2,641   (365)  1,044
(171)                  (72)
  Minority interest in subsidiaries       430     181   (15)
(1)                    -
  Equity in loss of subsidiary   (203)      -       -      -
-
  Extraordinary item, net of tax          (3,109)        -
-                      -      -
                         ---------        -----  --------
--------                  --------
  Net income (loss)     $(11,493) $     405 $    (2,120) $
353                    $  147
                         ======   =====   =====        =====
=====
  Earnings (loss) per common share
   before extraordinary item    $      (7.78)  $ 0.42  $
(2.19)                 $ 0.37 $  0.15

                                 Year Ended December 31,
   -------------------------------------------------------------
-----------
                               1997(a)      1996    1995     1994
1993
                          ---------------------------------------
---------
                                      (in thousands)
Consolidated Balance Sheet Data:
  Cash and cash equivalents  $27,365 $8,284  $3,364 $3,095    $
2,461
  Net property and equipment 237,675   100,176      78,231
36,886                        28,257
  Total assets               305,443   130,284      95,434
49,709                        42,128
  Long-term debt, including current portion         283,642
93,805                        73,486    33,723       29,875

Consolidated Cash Flow Statement Data:
  Net cash provided by operating activities  8,134        10,280
5,634                          5,222    6,992
  Net cash used by investing
  activities                 (174,304) (33,225)     (44,532)
(9,641)                       (4,882)
  Net cash provided (used) by financing
  activities                 185,251   27,865       39,166
5,054                         (4,945)

  (a) Sierra was deconsolidated on July 1, 1997. Earnings for the six months ended June 30, 1997 are included in the Company's consolidated statement of operations. Subsequent to June 30, 1997, any earnings (loss) associated with Sierra are reflected in equity in loss of subsidiary.

Selected Operating Data

  The following table sets forth selected information with respect to the Company's operating data for the periods shown. Year Ended December 31,
  --------------------------------------------------------------
-------
                                1997     1996       1995   1994
1993
                           -------- ----------------------------
---
  Production volumes:
    Oil and condensate (Mbbls)         1,308 1,001    814   629
647
    Natural gas (MMcf)         5,639   5,403 4,639  3,178  4,737
    Total (Mboe)               2,248   1,901 1,587  1,159  1,437
  Average daily production:
    Oil and condensate (Bbls)          3,584 2,735  2,230  1,723
1,772
    Natural gas (Mcf)          15,449  14,762       12,709 8,707
12,978
       Total (Boe)             6,159   5,194 4,348  3,174  3,935
  Average realized prices (a):
    Oil and gas condensate (per Bbl)      $  19.12  $20.44 $16.
40   $                       14.30 $    16.23
    Natural gas (per Mcf)      2.24    2.22   1.51   1.72  1.61
       Per Boe                 16.75   17.07 12.83  12.47  12.60
  Expenses (per Boe):
    Lease operating(including production
    taxes)                     $8.23   $7.81 $7.25  $6.80  $5.20
    Oil and gas depletion      5.52    3.38   3.19   3.03  3.61
    Oil and gas general and
    administrative, net (b)    1.63    1.28   1.20   1.73  1.58

  (a) Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities. See ''Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.''
  (b) Certain related party management fees received from oil and gas partnerships have been reclassified as a reduction of general and administrative expenses for all periods presented.

ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

General

     Southwest Royalties Holdings, Inc., a Delaware corporation, was formed in 1997 to serve as a holding company for Southwest Royalties, Inc., Sierra Well Service, Inc. and Midland Red Oak Realty, Inc. SRH is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties, primarily in the Permian Basin of West Texas and southeastern New Mexico, through its wholly-owned subsidiary, Southwest. Since 1983, Southwest has grown primarily through selective acquisitions of producing oil and gas properties, both directly and through the oil and gas partnerships it manages. SRH also participates in the well servicing industry through its affiliate, Sierra, and owns and manages real estate properties through its subsidiary, Red Oak. References in this report to the "Company" are to SRH and its consolidated subsidiaries, including Southwest and Red Oak, and Sierra, an unconsolidated affiliate.

  Southwest has grown principally through the acquisition of producing properties, establishing a substantial base of producing and undeveloped properties in the Permian Basin. In October 1997, the Company acquired various working interests in 431 producing oil and gas wells, located in seven oil and gas fields in the Permian Basin of West Texas and southeastern New Mexico (the "Oil and Gas Properties Acquisition"). The Company operates 133 of these wells. The purchase price for the Oil and Gas Properties Acquisition was $72.3 million. These properties complement the Company's existing proved reserve base with an average reserve life of approximately 15 years and over 130 identified development opportunities. The Company believes that it has significant opportunities to improve production and cash flow from these properties through additional development, reconfiguration of operations and reduction of operating and administrative costs. The Company complements its increase to oil and gas reserves, production and cash flow by concentrating on drilling low-risk development wells and by conducting additional development activities such as recompletions. During 1997, the Company was involved in drilling 70 gross (34.4 net) wells of which 63 gross (30.6 net) wells were successfully completed as productive.

  The Company will continue to place emphasis on profitable acquisition opportunities as long as such opportunities exist. However, the Company understands the cyclical nature of the oil
and  gas  industry.   Therefore, the  Company  is  also  actively
seeking to develop its inventory of existing proved developed non-producing and proved undeveloped reserves. The Company's staff and operations are structured to be able to shift emphasis between acquisitions and reserve development depending on market conditions. A significant portion of the Company's reserves are proved undeveloped and are therefore available for development.

  Southwest's revenue, profitability and cash flow are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas it produces. In addition, Southwest's proved reserves and oil and gas production will decline as crude oil and natural gas are produced unless Southwest is successful in acquiring producing properties or conducts successful exploration and development activities.

  In March 1998, the Company purchased put options on a total of 13,000 MMBTU of natural gas per day, establishing a floor price of $1.90 for 6,500 MMBTU per day and a floor price of $1.70 for the remaining 6,500 MMBTU per day, for the period April 1, 1998 through October 31, 1998.

  Southwest uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a ''full cost pool'' as incurred, and properties in the pool are depleted and charged to operations using the future gross revenues method based on the ratio of current gross revenues to total proved future gross revenues, computed based on current prices. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a write down for impairment of oil and gas properties. Once incurred, a write-down of oil and gas properties is not reversible at a later date, even if oil or natural gas prices increase. During most of 1996 and 1997, the Company benefited from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse affect on the Company's revenues and operating cash flow, and may result in a downward adjustment to the Company's current 1998 capital budget. Also, a continuing decline in oil prices could result in a decrease in the carrying value of the Company's oil and gas properties.

   Red Oak was formed by the Company in 1992 to acquire and manage neighborhood and community shopping centers, other retail and commercial properties and office buildings. These properties are primarily leased, on a long-term basis, to major retail companies, local specialty retailers and professional and business tenants throughout secondary urban markets in the southwestern United States. As of December 31, 1997, Red Oak owned and managed 14 shopping centers, three office buildings and raw land held for future development.

  From December 1993 through December 31, 1997, Red Oak completed the acquisition of 14 regional shopping centers and three office buildings for a total acquisition cost of $82.8 million. Red Oak has financed and expects to continue to finance the acquisition of its real estate properties with senior secured credit arrangements between Red Oak and private lenders, that are generally non-recourse to the Company. Red Oak believes that as a result of minor capital investment and limited releasing activities, the performance of these properties will improve in a manner consistent with Red Oak's historical experience.

   Effective July 1, 1997, Sierra was deconsolidated from the financial statements of SRH and is subsequently reported using the equity method of accounting. As such, comparisons of revenue and expenses for the year ended 1997 to 1996 are not relevant and therefore no discussion of such results of operations are provided.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December  31,
1996

  Revenues. Revenues for the Company increased $10.0 million, or 21%, for the year ended December 31, 1997, reflecting increased revenues in each of the Company's businesses.

  The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:

                           Year Ended         1997 Compared
                          December 31,          to 1996
              -------------------------     --------------------
----------------                                             %
Revenue
                                             Increase Increase
                           1997      1996            (Decrease)
(Decrease)
                        ------- -------  ----------- -----------
                                                   (in thousands)
  Production volumes:
   Oil and condensate (MBbls)     1,308      1,001    31  %    $     6,275
   Natural gas (MMcf)     5,639   5,403       4 %       524
  Average sales prices:
   Oil and condensate (per Bbl)       $      19.12    $20.44 (6)     %    $
(1,727)
   Natural gas (per Mcf)   2.24    2.22       1 %       113

  Oil and gas revenues increased $4.7 million, or 14%, from 1996 to 1997, due primarily to increases in oil production. Oil and gas production increased 31% and 4%, respectively, due principally to several acquisitions in the last quarter of 1996 and throughout 1997. Changes in production contributed $6.8 million to increased oil and gas revenues. The average price per barrel of oil was $19.12, a decrease of 6%, and the average price of natural gas was $2.24 per Mcf, an increase of 1%, for 1997 as compared to 1996. These lower oil prices, offset by the increased gas prices, offset the increase in oil and gas revenue due to production by approximately $1.6 million.

  Real estate revenues increased $4.9 million, or 108%, for 1997, due primarily to acquisitions completed in the last half of 1996 and in 1997. Other operating revenues increased $613,000.

  Operating Expenses. Operating expenses, before general and administrative expense and depreciation, depletion and amortization, increased $6.1 million, or 26%, during 1997, due primarily to growth in the Company's businesses through acquisitions.

  Oil and gas operating expense increased $3.7 million, or 25%, in 1997, due primarily to an increase in the number of oil and gas properties owned by the Company during the period. The average operating expense was $8.23 per Boe in 1997, an increase of 5% from $7.81 per Boe for the same period in 1996. The increase on a Boe basis is due primarily to non-operated properties, which comprise approximately 35% of the Company's oil and gas properties, for which the Company has minimal control.

  Real estate operating expense increased $2.3 million, or 119%, for 1997, due primarily to acquisitions. Other operating expenses increased $788,000.

  General and Administrative (''G&A'') Expense. G&A expense for the Company increased $309,000, or 5%, for 1997, due primarily to an increase in the Company's activities resulting from recent acquisitions. Oil and gas G&A expense increased approximately
$1.2 million, or 50%, for 1997, and was $1.63 per Boe, an increase of 27% from 1996, due primarily to additions to oil and gas technical and administrative staff in conjunction with planned increases in oil and gas acquisition and development activities. Real estate G&A expense increased $161,000, or 25%, for 1997.

  Depreciation, Depletion and Amortization (''DD&A'') Expense. DD&A expense for the Company increased $6.6 million, or 78%, for the year ended December 31, 1997 due to growth in each of the Company's businesses. Oil and gas DD&A expense increased approximately $6.0 million, or 90%. Oil and gas depletion was $5.52 per Boe, an increase of 63% from 1996. The increase in DD&A expense on an overall basis and per Boe is due primarily to the decrease in oil and gas price used in the year end reserve reports for 1997 compared to 1996 which led to a higher depletion rate under the units of revenue method. Real estate DD&A expense increased approximately $653,000, or 99%, in 1997 compared to 1996, attributable primarily to the impact of acquisitions.

  Interest Expense. Interest expense for the Company increased $8.9 million, or 89%, for 1997, primarily as a result of increased borrowings incurred to fund a portion of the Company's acquisitions and oil and gas development. Oil and gas interest expense increased approximately $4.4 million, or 55%, as a result of increased borrowings for development drilling and acquisitions made in the last quarter of 1996 and in 1997. The average interest rate paid on these borrowings also increased by approximately 1.0%. Real estate interest expense increased $4.4 million, or 232%, due to increased debt used to finance acquisitions as compared to the prior year.

  Other    Income/Expense.    Other   income/expense    decreased
$416,000, or 74%, due primarily to the receipt of an insurance settlement in 1996.

  Net Income. Due to the factors described above, net income for the Company decreased $11.9 million to a loss of $11.5 million for the year ended December 31, 1997. Included in the $11.5 million loss for the year ended December 31, 1997 was an extraordinary loss of $3.1 million, net of tax, for the early extinguishment of debt. See note 6 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

  Year  Ended  December 31, 1996 Compared to Year Ended  December
31, 1995

  Revenues. Revenues for the Company increased $17.9 million, or 62%, for the year ended December 31, 1996, reflecting increased revenues in each of the Company's businesses.

  The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:
                           Year Ended
                          December 31,       1996 Compared to
1995
           ----------------------------      -------------------
-----------------                                             %
Revenue
                                             Increase  Increase
                           1996      1995             (Decrease)
(Decrease)
                       ---------------------------     ---------
--
                                                    (in thousands)
  Production volumes:
    Oil and condensate (MBbls)    1,001                 81423%
$    3,067
    Natural gas (MMcf)    5,403   4,639        16%        1,156
  Average sales prices:
    Oil and condensate (per Bbl)      $      20.44      $16.40
25%  $                    4,043
    Natural gas (per Mcf)         2.22        1.51      47%
3,834

  Oil and gas revenues increased $12.6 million, or 59%, from 1995 to 1996, due primarily to increases in oil and gas production and prices. Production of oil and gas increased 23% and 16%, respectively, due to the inclusion of production attributable to several acquisitions completed in late 1995, as well as to acquisitions in 1996, resulting in an increase in revenues of $4.2 million. The average realized oil price was $20.44 per Bbl, an increase of 25%, and the average realized gas price was $2.22 per Mcf, an increase of 47%, for 1996 as compared to 1995. These price increases resulted in increased revenues of $7.9 million.

  Well servicing revenues increased $3.8 million, or 90%, attributable primarily to acquisitions completed in 1996, which increased the number of well servicing rigs owned at year end 1996 to 22 from 10 at year end 1995, as well as to an increase in rates for well servicing rigs resulting from increased demand for these services. Real estate revenues increased $1.3 million, or 40%, for 1996, primarily due to the acquisition of three properties in 1996. Other operating revenues increased $270,000.

  Operating Expenses. Operating expenses, before general and administrative expense and depreciation, depletion and amortization, for the Company increased $7.0 million, or 42%, for 1996, due primarily to growth in the Company's businesses through acquisitions.

  Oil and gas operating expense increased $3.3 million, or 29%, for 1996, due principally to the overall increase in production generated from properties acquired during 1996 and the prior year. The average operating expense was $7.81 per Boe in 1996, an increase of 8% from the prior year, attributable primarily to acquisitions of properties with generally higher per unit operating expenses and to increased production taxes resulting from higher oil and gas prices.

  Well servicing operating expense increased $2.8 million, or 85%, for 1996, attributable primarily to increases in expenses arising from acquisitions, but partially offset by a reduction in expenses due to a shift from plugging and abandonment to well servicing activities. Real estate operating expense increased $473,000, or 33%, for 1996, due principally to acquisitions and related increases in direct operating costs. Both well servicing and real estate operating expenses declined as a percentage of revenues as the Company experienced efficiencies resulting from acquisitions in each of these businesses. Other operating expenses increased $326,000.

  G&A Expense. G&A expense for the Company increased $1.9 million, or 55%, for 1996, due to an increase in the Company's activities resulting primarily from acquisitions. Oil and gas G&A expense increased approximately $530,000, or 28%, for 1996, and was $1.28 per Boe, an increase of 6% from 1995. G&A expense increased as the result of the addition of technical and administrative personnel relating to growth in the Company's oil and gas business. Well servicing G&A expense increased $905,000, or 104%, for 1996 compared to the prior year, due primarily to growth through acquisitions and the related additions of operating and administrative personnel. Real estate G&A expense increased $232,000, or 55%, for 1996 compared to the prior year, primarily as the result of a one time incentive compensation payment to management. Both well servicing and real estate G&A expenses increased slightly as a percentage of revenues.

  DD&A Expense. DD&A expense for the Company increased $1.7 million, or 25%, for 1996 due primarily to acquisitions. Oil and gas DD&A expense increased $1.1 million, or 19%, for 1996 due primarily to increases in oil and gas production. Oil and gas depletion was $3.38 per Boe, an increase of 6% as compared to 1995 results. Well servicing DD&A expense increased $415,000, or 93%, and real estate DD&A expense increased $214,000, or 48%, in 1996 compared to the prior year, attributable primarily to the impact of acquisitions.

  Interest Expense. Interest expense for the Company increased $4.4 million, or 78%, for 1996, primarily as a result of increased borrowings. Oil and gas interest expense increased $3.7 million, or 85% for 1996, as a result of a higher average outstanding debt balance due primarily to development activities and acquisitions made in 1995 and 1996. Well servicing interest expense increased $12,000 for 1996, attributable to an increase in average debt balances. Real estate interest expense increased $632,000, or 50%, for 1996, due principally to increased debt used to finance acquisitions.

  Other  Income/Expense.   Other  income  increased  $639,000  or
819%, due to the receipt of an insurance settlement in 1996.

  Net Income. Due to the factors described above, net income for the Company increased $2.5 million to $405,000 for 1996.

Liquidity and Capital Resources

  Funding for the Company's business activities has historically been provided by operating cash flows, bank borrowings and debt issuance, reserve-based financing and sales of equity. Any future acquisitions may require additional financing and will be dependent upon financing arrangements available at the time.

  As discussed previously, as of July 1, 1997, Sierra Well Service was deconsolidated from SRH and is currently being accounted for under the equity method. Therefore, cash flow information for Sierra is reported through June 30, 1997, but for periods thereafter, no cash flow information for Sierra will be reported except for the equity earnings in subsidiary.

Net Cash Provided by Operating Activities

   Cash flows provided by operating activities from the Company's operations were $8.1 million, $10.3 million, $5.6 million for 1997, 1996 and 1995, respectively. Increases in oil and gas production and revenues resulting principally from acquisitions in all the Company's businesses, and development activities cash flows in 1996. In 1997 lower oil and gas prices, higher operating costs and G&A expenses decreased cash flows.

Net Cash Used in Investing Activities

   Cash flows used in investing activities by the Company were $174.3 million, $33.2 million, $44.5 million for 1997, 1996 and 1995, respectively. Acquisitions and oil and gas development activities were the primary uses of funds.

  The following table sets forth capital expenditures, including acquisitions, made by the Company during the periods indicated.
                                    Year Ended December 31,
                                  ------------------------------
-----------------------------
                                   1997       1996         1995
                           -------------------------------------
                                         (in thousands)
Oil and gas
  Development                     $19,639    $13,322   $6,683
  Exploration                      2,769       184      1,278
  Acquisitions                    80,797     3,234     24,116
  Well servicing                        -     3,826      1,598
  Real estate                      53,184     13,947      13,239
                                   ---------- ---------   -------
-
  Total                           $156,389   $34,513   $ 46,914
                                  ======     =====       =====

  In response to the recent and severe decline in oil prices, the Company has implemented an alternate short-term business plan for its oil and gas operations that delays discretionary development and exploratory projects until the oil prices strengthen. The Company is pursuing a $5.8 million capital expenditure budget for 1998, revised from its previous $17.8 million budget for oil and gas activities. Further revisions may be necessary during the year in response to market conditions. No amount has been budgeted for oil and gas acquisitions although the Company will continue to search for strategic and complementary oil and gas acquisitions. The Company anticipates capital expenditures in 1998 for Red Oak of approximately $7.2 million for capital improvements, with unspecified amounts for acquisitions.

Net Cash Provided by Financing Activities.

   Cash provided by the Company's financing activities was $185.3 million (including additional net borrowings of $183.3 million and $1 million from issuance of additional equity securities), $27.9 million (including additional borrowings of $17.9 million and $9.9 million net proceeds from issuance of additional equity securities) and $39.2 million (including additional net borrowings of $37.1 million) for 1997, 1996 and 1995, respectively.

  Private Placement. On October 14, 1997, Southwest completed a $200 million private placement sale of 10.5% Senior Notes due 2004, Series A ("Series A Notes") pursuant to Rule 144A of the Securities Act (the "Private Placement"). Thereupon, the Series A Notes were offered and sold by the underwriters only to qualified institutional buyers. The net proceeds from the Private Placement were approximately $190 million. Southwest uses the net proceeds primarily to (i) fund the oil and gas properties acquisitions, (ii) repay substantially all indebtedness outstanding under Southwest's bank credit facility and its reserve-based loan facilities, (iii) fund a $10 million equity investment by SRH in Red Oak through a dividend in that amount from the Southwest to SRH, (iv) make a general partner capital contribution to a limited partnership of approximately $1.7 million, which funds were immediately invested in Sierra common stock, and (v) provided additional working capital for general corporate purposes, including future acquisitions and development of producing oil and gas properties.

      The Series A Notes were issued pursuant to an indenture, dated October 14, 1997 (the "Indenture"), by and among Southwest, as Issuer, SRH as the Parent Guarantor, and State Street Bank and Trust Company, N.A., as Trustee (the "Trustee"). The Indenture is governed by certain provisions contained in the Trust Indenture Act of 1939, as amended (the "Trust Indenture Act"). The terms of the Series A Notes include those stated in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act.

  Exchange Offer. On March 11, 1997, Southwest concluded a registered offering to exchange the Series A Notes for 10.5% Senior Notes due 2004, Series B which had been registered under the Securities Act (the "Notes). The form and terms of the Notes are identical in all material respects to the form and terms of the Series A Notes. The Notes evidence the same debt as the Series A Notes and were issued under and are entitled to the benefits of the Indenture governing the Series A Notes.

  MROP Facility. In 1997, MROP, a wholly-owned subsidiary of Red Oak, entered into a $72 million credit facility maturing in April 2000 with an institutional lender (the ''MROP Facility''). The MROP Facility was arranged in order to consolidate six mortgage loans, originally incurred to complete the acquisition of certain Red Oak properties, and to finance the acquisition of an additional real estate property. Borrowings under the facility bear interest at a rate of 13%, with 10% payable in cash and the remaining 3% payable in cash or additional notes. The facility contains a number of covenants that, among other things, restrict the ability of MROP to incur additional indebtedness and dispose of assets. The facility is secured by a first lien on substantially all of MROP's properties. MROP's obligations under the facility are nonrecourse to SRH, Southwest, Red Oak and Sierra. In order to partially fund Red Oak's recent acquisitions, the MROP Facility was increased by an additional $30 million, which aggregated $72 million, and Red Oak entered into two additional mortgage facilities with separate lenders (the ''Red Oak Acquisition Facilities''). The Red Oak Acquisition Facilities are secured by a first lien on the properties acquired. The two additional mortgage facilities contain a number of covenants that, among other things, restrict the ability of Red Oak to incur additional indebtedness and dispose of assets, and borrowings thereunder bear interest at 9.25%. Red Oak's obligations under the Red Oak Acquisition Facilities are nonrecourse to SRH and Southwest.

  Southwest Credit Facility. The Southwest Credit Facility was amended to provide for a $75 million revolving line of credit maturing in February 1999, resulting in availability of $40 million, subject to semi-annual borrowing base redetermination. The initial borrowing base of $40 million is subject to a $15 million sub-limit on availability for oil and gas acquisitions, with the balance of the borrowing base available for general corporate purposes. Borrowings accrue interest at LIBOR plus a margin ranging from 1.75% to 2.50% and incur a quarterly commitment fee of three-eighths of one percent (3/8%) per annum on the daily average of the unadvanced amount of the borrowing base. The Southwest Credit Facility is secured by substantially all of Southwest's proved oil and gas properties. The facility contains a number of covenants that limit loans and advances, investments, and dividends, as well as setting a minimum interest coverage ratio for SRH. The Company and the lenders are currently reviewing the Southwest Credit Facility. The review should be completed in April 1998. Based on current discussions with the lenders, the Company believes its borrowing base will not change significantly as part of the borrowing base redetermination. On March 27, 1998, the covenants were amended to remove the tangible net worth requirement, increase allowable sales of assets from $250,000 to at least $10 million and reverse the minimum interest coverage ratio to .7 to 1.0. It is possible, in response to the downward trend in oil and gas prices experienced in the last quarter of 1997 and continuing through the first quarter of 1998, that the borrowing base may decrease significantly and therefore limit the Company's ability to fund future capital expenditures, acquisitions or general working capital.

  To partially fund its 1997 acquisitions, Red Oak sold additional common stock to SRH for $10 million. SRH funded its purchase of additional common stock from the proceeds of a dividend of $10 million from Southwest, paid out of a portion of the net proceeds from the Private Placement.

  In  1998,  Red Oak intends to acquire additional   real  estate
properties.    Funding  will  likely  be  obtained   through   an
additional increase in the MROP Facility or from other sources.

  The Company believes that availability under the Southwest Credit Facility, the Red Oak Acquisition Facilities, cash flow from operations and current cash balances, will be sufficient for planned operating and capital expenditure requirements in 1998. However if the Company identifies acquisitions in any of its businesses, additional financing will be needed and the Company expects to evaluate all available funding sources including equity and debt financing alternatives.

Other Issues

  The Company has reviewed and evaluated its information systems to determine if its systems accurately process data referencing the year 2000. Substantially all necessary programming modifications to correct year 2000 referencing in internal accounting and operating systems have been made to-date. However, the Company has not completed its evaluation of its vendors and suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Company. The Company expects to have all evaluations completed by early 1999.

   Reporting comprehensive income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, SFAS 130 requires that an enterprise
(i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.

   Comprehensive income consists of the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Specifically, this includes net income and other comprehensive income, which is made up of certain changes in assets and liabilities that are not reported in a statement of operations but are included in the balances within a separate component of equity in a statement of financial position. Such changes include, but are not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments.

   Segment Reporting. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of and Enterprise and Related Information" ("SFAS 131") which establishes standards for public business enterprises for reporting information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           Index to Consolidated Financial Statements

                                                     Page

------------

Consolidated Financial Statements of Southwest Royalties
   Holdings, Inc. and Subsidiaries
Independent Auditors' Reports                         40
Consolidated  Balance Sheets as of December  31,  1997  and  1996
42
Consolidated Statements of Operations for the Years Ended
   December 31, 1997, 1996 and 1995                   44
Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 1997, 1996 and 1995             46
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997, 1996 and 1995                   47
Notes to Consolidated Financial Statements            49

                  INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Southwest Royalties Holdings, Inc.:

   We have audited the accompanying consolidated balance sheets of Southwest Royalties Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                     KPMG PEAT MARWICK LLP

Midland, Texas
February 25, 1998, (except as to the sixth paragraph of Note 6, which is as of March 27, 1998)

                REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
SOUTHWEST ROYALTIES, INC.
Midland, Texas


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of SOUTHWEST ROYALTIES, INC. and subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SOUTHWEST ROYALTIES, INC. and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.



                                   Joseph Decosimo and Company,
LLP




Chattanooga, Tennessee
March 27, 1996, except for
 note 14, as to which the date
 is August 11, 1997

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                         (in thousands)

                                               December 31,
                          -----------------------------------
                              ASSETS            1997      1996
-----------------------------------------------------------------
-------------       ---------------- ---------------
Current assets
 Cash and cash equivalents                   $27,365   $8,284
  Accounts  receivable,  net  of  allowance  of  $254  and  $173,
respectively                                   8,376    7,728
 Receivables from related parties              2,556      792
 Subscription receivable                           -    2,807
 Other current assets                          1,209    1,074
                                                       ----------
----------
      Total    current    assets                           39,506
20,685
                                                       ----------
----------

Oil and gas properties, using the full cost method of accounting
       Proved                                             188,432
89,453
 Unproved                                      4,554    1,866
                                                       ----------
----------
                                                          192,986
91,319
   Less  accumulated  depletion,  depreciation  and  amortization
42,240                                         29,821
                                                       ----------
----------
     Oil   and   gas  properties,   net                   150,746
61,498
                                                       ----------
----------
Well   servicing   property  and   equipment,   net             -
4,628
                                                       ----------
----------
Rental     property,     net                               81,373
29,177
                                                       ----------
----------
Other property and equipment, net              5,556    4,873
                                                       ----------
----------
Other assets
 Restricted cash                               8,064        -
 Equity investment in subsidiary               2,443        -
 Real estate investments                       4,203    4,510
 Deferred debt costs, net of accumulated amortization of
   $903 and $1,041, respectively               9,382    2,892
 Other, net                                    4,170    2,021
                                                       ----------
----------
      Total    other    assets                             28,262
9,423
                                                       ----------
----------
Total   assets                                   $   305,443    $
130,284
                                               =======  ======
The accompanying notes are an integral part of these consolidated financial statements.

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

              (in thousands, except per share data)
LIABILITIES, MINORITY INTEREST, REDEEMABLE
                 COMMON STOCK AND STOCKHOLDERS' EQUITY
December 31,
-----------------------------------------------------------------
-------------------------------------------------------
                                                  1997      1996
                                                    -------------
                                         ------------
Current liabilities
  Current maturities of long-term debt        $ 1,878   $ 10,216
    Accounts  payable                                       7,119
6,893
    Accounts  payable  to  related  parties                    64
1,179
    Accrued  expenses                                       9,450
3,038
  Federal income taxes payable                         -       30
  Deferred income taxes                           254       425
                                                       ----------
----------
    Total current liabilities                   18,765     21,781
                                                       ----------
----------
Long-term debt                                  281,764         8
3,589
                                                       ----------
----------
Other long-term liabilities                     1,809      3,134
                                                      -----------
----------
Deferred income taxes                           2,094      5,830
                                                      -----------
----------
Minority interest                               1,861      4,931
                                                      -----------
----------
Redeemable common stock of subsidiary           2,666      2,520
                                                      -----------
----------
Redeemable common stock                         8,290      8,258
                                                       ----------
----------
Stockholders' equity
  Preferred stock - $1 par value; 5,000,000 shares authorized;
    none issued                                     -         -
  Common stock - $.10 par value; 5,000,000 shares authorized;
    1,161,037 issued at December 31, 1997 and
     1,160,537  issued  at  December  31,  1996               116
116
  Additional paid-in capital                    2,196      2,196
   Retained  earnings (accumulated deficit)               (9,321)
2,172
     Note    receivable   from   an   officer   and   stockholder
(1,707)                                         (1,735)
  Less:  treasury stock - at cost; 214,215
    shares at December 31, 1997
     and  204,575 at December 31, 1996            (3,090)    (2,5
08)
                                                      -----------
-----------
     Total stockholders' equity (deficit)        (11,806)       2
41
                                                      -----------
-----------
Total liabilities, minority interest, redeemable common stock
      and  stockholders'  equity                  $  305,443    $
130,284
                                               =======   =======
The accompanying notes are an integral part of these consolidated financial statements.

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

              (in thousands, except per share data)
                                         For the years ended Dece
mber 31,
            ----------------------------------------------------
                                         1997       1996     1995
                                 --------------------------------
----
Operating revenues
  Oil and gas                          $38,500  $33,787   $21,211
  Well servicing, including related party revenues
      of $8, $112 and $166, respectively          7,789     8,013
4,218
  Real estate                           9,338     4,487    3,213
  Other                                 1,227       614      344
                                        ----------          -----
-----                                   ---------           Total
operating revenues                      56,854    46,901     28,9
86
                                        ----------          -----
-----                                   ---------
Operating expenses
   Oil and gas production                18,500    14,846    11,5
11
  Well servicing                        5,600     6,145     3,315
  Real estate                           4,138     1,887     1,414
  General and administrative, net of related party management and administrative fees of $3,538, $3,648 and
     $3,545,  respectively              5,745     5,436     3,504
  Depreciation, depletion and amortization        15,034    8,430
6,719
  Other                                 1,342       554      228
                                        ----------          -----
------                                  ---------
      Total operating expenses           50,359    37,298    26,6
91
                                        ----------          -----
-----                                   ---------
Operating income                        6,495     9,603     2,295
                                        ----------          -----
-----                                   ---------

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              (in thousands, except per share data)
                                         For the years ended Dece
mber 31,
            ----------------------------------------------------
                                         1997       1996     1995
                                 --------------------------------
----

Other income (expense)
  Interest and dividend income          1,002       441      269
   Interest expense                      (18,894)  (10,016)  (5,6
35)
  Other                                   145       561     (78)
                                        -----------         -----
------                                  ----------
                                         (17,747)  (9,014)   (5,4
44)
                                        ----------          -----
------                                  ---------
Income (loss) before income taxes, minority interest,
   equity earnings and extraordinary item          (11,252)   589
(3,149)
  Income tax benefit (provision)        2,641     (365)     1,044
                                        ----------          -----
-----                                   ---------
Income (loss) before minority interest, equity earnings
   and extraordinary item                (8,611)     224     (2,1
05)
   Minority interest in subsidiaries, net of tax              430
181                                 (15)
   Equity loss in subsidiary, net of tax           (203)        -
-
                                           ---------   ----------
---------

Income (loss) before extraordinary item           (8,384)     405
(2,120)
  Extraordinary loss from early extinguishment of debt,
      net of tax                        (3,109)       -        -
                                        ----------          -----
-----                                   ----------
Net  income (loss)                      $        (11,493)  $  405
$    (2,120)
                                         ======    =======   ====
==
Income (loss) per common share
   Income (loss) per common share before extraordinary item     $
(7.78)                              $  .42  $   (2.19)
  Extraordinary loss from early extinguishment of debt,
       net of tax                                 (2.88)        -
-
                                        -----------         -----
------                                  ---------
Income (loss) per common share         $        (10.66)   $   .42
$    (2.19)
                                        ========          =======
=====
Weighted average shares outstanding     1,077,808         964,009
965,962
                                         =======   =======   ====
==




The accompanying notes are an integral part of these consolidated financial statements

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      For the years ended December 31, 1997, 1996 and 1995

                (in thousands, except share data)

              Common Stock               Additional
Treasury Stock
------------------------------            Paid-InNote Receivable
-------------------------------
                Shares     Amount      Capital           Earnings
from Stockholder     Shares       Amount
      -----------------------------------------------------------
----------------------------------------------

Balance -
  January 1, 19951,156,537  $115   $1,306 $3,887      $   (1,736)
194,575           $  (1,869)

Stock  option exercised4,000       1       (1)          -       -
-                    -
Accrued interest on
 note receivable  -   -       -      -    (24)       -      -
Net  loss           -    -        -    (2,120)             -    -
-
      -------------  ----- -------       -----------     --------
--       ----------  ---------
Balance -
  December  31, 19951,160,537       116    1,305            1,767
(1,760)     194,575  (1,869)

Payments received on note
 receivable       -   -       -      -      25       -      -
Issuance of common stock
 warrants         -   -     857      -       -       -      -
Issuance of stock options
 as additional
 compensation     -   -      34      -       -       -      -
Purchase of treasury stock -       -       -            -       -
10,000               (639)
Net income        -   -       -    405       -       -      -
      -------------  ----  -------       -----------     --------
--      -----------  ----------
Balance -
  December  31, 19961,160,537       116    2,196            2,172
(1,735)     204,575  (2,508)

Stock  option exercised500     -      -        -            -   -
-
Payments received on
 notes receivable -   -       -      -      28       -      -
Purchase of treasury stock -       -       -            -       -
9,640                (582)
Net  loss           -    -        -    (11,493)            -    -
-
       ------------  ----  -----------------  ---------- --------
---                  ----------
Balance -
  December 31, 19971,161,037   $   116$   2,196       $   (9,321)
$           (1,707)  214,215  $   (3,090)
            =======  ===   ====   =====  =====  ======   =====




The accompanying notes are an integral part of these consolidated financial statements.

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                                         For the years ended Dece
mber 31,
          ------------------------------------------------------
                                           1997      1996    1995
                                  -------------------------------
-------
Cash flows from operating activities
 Net income (loss)                       $(11,493)    $    405$
(2,120)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
 Depreciation, depletion and amortization         15,034   8,430
6,719
 Noncash interest expense                1,311    1,902      47
 Extraordinary loss from early extinguishment of debt      3,109
-                                       -
 Loss on sale of assets                     84      226      78
 Equity loss of subsidiary                 203        -       -
 Other noncash items                     (176)      257       -
 Bad debt expense                          241      168     315
 Deferred income taxes                   (2,606)    747    (869)
 Minority interest in (income) loss of subsidiary          (430)
(181)                                    15
 Changes in operating assets and liabilities-
   Accounts receivable                   (6,029)  (1,128)  (2,0
78)
   Income tax receivable                     -      270    (270)
   Other current assets                  (594)    (379)    (297)
   Accounts payable and accrued expenses          9,510    (467)
4,161
   Income taxes payable                   (30)       30    (67)
                                         ------------      ------
---                                      -----------
Net cash provided by operating activities          8,134   10,280     5,634
                                         -------------     ------
---                                      -----------
Cash flows from investing activities
 Proceeds from sale of oil and gas properties     1,538    1,081
2,082
 Purchase of oil and gas properties      (103,205)
(16,740)                                 (17,897)
 Purchase of Espero Energy Corporation       -        -    (13,
000)
 Purchase of other property and equipment and rental property
(61,645)                                 (14,443) (14,737)
 Purchase of other assets                (3,523)  (1,095)  (979)
 Proceeds from sale of other assets        219      196     320
 Proceeds from sale of other property and equipment         209
274                                      287
 Purchase of real estate investments      (91)    (2,569)  (608)
 Increase in restricted cash             (8,064)      -       -
 Other                                     258       71       -
                                         ------------      ------
---                                      -----------
Net cash used by investing activities     (174,304)
(33,225)                                 (44,532)
                                         ------------      ------
---                                      -----------
Cash flows from financing activities
 Proceeds from borrowings                309,870  29,094   46,514
 Payments on debt                        (113,381)
(9,379)                                  (7,486)
 Payments on other long-term liabilities          (2,166)  (512)
(105)
 Increase in other long-term liabilities          841      46
80
 Cash received on subscriptions receivable        2,807       -
-
 Purchase of treasury stock             (582)    (250)       -
 Deferred debt costs                    (9,842) (1,333) (1,931)
 Issuance of stock warrants                  -      857       -
 Issuance of redeemable common stock, net of issue costs
32                                      5,451-
 Net proceeds from sale of subsidiaries common stock      1,007
4,158                                   2,094
 Prepayment penalty on early extinguishment of debt     (2,039)
-                                       -

SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                                   For the years ended December 3
1,
  -------------------------------------------------------------
                                     1997      1996        1995
                             ------------------------------------
----
                                          (in thousands)

 Dividends paid to minority interest owners                (122)
(139)                                 -
 Purchase of treasury stock by subsidiary       (1,174)
(128)                                 -
                                     ------------          ------
---                                  ----------
Net cash provided by financing activities       185,251    27,865     39,166
                                     ------------          ------
---                                  ----------Net increase in
unrestricted cash and cash equivalents          19,081     4,920
268
   Unrestricted cash and cash equivalents -
   beginning of period               8,284     3,364      3,096
                                 ------------------------------
Unrestricted cash and cash equivalents - end of period        $
27,365                           $ 8,284 $   3,364
                                   =======     =====     ======

Supplemental disclosures of cash flow information
  Interest paid                    $14,802   $ 7,780    $ 4,964
  Income taxes paid (received) $ (74) $ (559) $ 141 Supplemental schedule of noncash investing and financing activities-
  Long-term debt and liabilities assumed in acquisition
     of real estate                $     -   $   150    $     -
  Increase in other long-term liabilities from general
     partner contribution to partnership     $     -    $   198
$ 188
  Debt issued for other property and equipment          $     -
$ 604                            $ 662
  Deferred taxes relating to acquisition of oil and gas
     properties                    $     -   $     -    $ 3,315
  Increase in other long-term liabilities from purchase
     of treasury stock             $     -   $   389    $     -
  Transfer oil and gas properties as debt issue costs         $
- $  204                         $ -
  Increase in subscription receivable from sale of
     redeemable common stock       $     -   $ 2,087    $     -









      The accompanying notes are and integral part of these consolidated financial statements.

1.   Organization and Summary of Significant Accounting Policies

Business

   Southwest Royalties Holdings, Inc. ("SRH"), a Delaware corporation was formed in June 1997 to serve as a holding company for Southwest Royalties Inc. ("Southwest"), Sierra Well Service Inc. ("Sierra") and Midland Red Oak Realty, Inc. ("Red Oak") (collectively, the "Company"). Each shareholder of Southwest was issued one share in SRH for each share of Southwest stock held. Prior to the formation of SRH, Red Oak and Sierra were subsidiaries of Southwest. Southwest paid a dividend of the shares it owned in Red Oak and Sierra to SRH. After the formation of SRH, Southwest and Red Oak became subsidiaries of SRH and, as of July 1, 1997, Sierra was deconsolidated.

  Southwest is principally involved in the business of oil and gas development and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas acquisitions, exploration, development and production. Southwest is also the general partner of Southwest Partners II and III, which own common stock in Sierra. Southwest sells its oil and gas production to a variety of purchasers, with the prices it receives being dependent upon the oil and gas commodity prices. Red Oak is principally involved in real estate investment and development. Sierra is principally involved in the business of oil and gas well services.

Principles of Consolidation

  The consolidated financial statements include the accounts of SRH and its subsidiaries, each of which are wholly owned, except for Red Oak, Sierra and Threading Products International, LLC ("TPI"), a subsidiary of Southwest. As of December 31, 1997 and 1996, the Company owned approximately 81% and 76% of Red Oak, 39% and 54% of Sierra and 98% and 95% of TPI, respectively. Effective July 1, 1997, Sierra was deconsolidated and is
accounted  for  using  the  equity  method  (see  Note  3).   The
consolidated   financial   statements   include   the   Company's
proportionate share of the assets, liabilities, income and expenses of oil and gas limited partnerships for which it serves as managing general partner. The Company accounts for its investments in Southwest Partners II and III using the equity method, as the Company exercises significant influence of the operations of these partnerships. All significant intercompany transactions have been eliminated.

Estimates and Uncertainties

  Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. In addition, the Company maintains its excess cash in several interest bearing accounts in various financial institutions.

Restricted Cash

   Restricted cash represents amounts required to be reserved in separate accounts by financial lenders. These reserves are principally held in the name of MRO Properties, Inc. ("MROP"), a wholly owned subsidiary of Red Oak, but withdrawals from such accounts require the signature or authorization of the lender.

Restricted  cash  accounts,  principally  for  MROP,  have   been
established for the following purposes (in thousands):

   Property liens                                 $   54
   Tenant security deposits                          365
   Interest reserves                                 694
   Capital expenditures account                    5,112
   Tax and insurance reserve                         518
   Tenant bankruptcy reserve                         753
   Escrow fund                                       568
                                                     -------
                                                   $8,064
                                                     ====

Concentrations of Credit Risk

  The Company is subject to credit risk through oil and gas trade receivables and real estate lease receivables. Although a substantial portion of its customers' ability to pay is dependent upon conditions in the oil and gas industry as well as general economic conditions, credit risk is reduced due to a large customer base.

Commodity Hedging and Derivative Financial Instruments

   The financial instruments that the Company accounts for as hedging contracts must meet the following criteria: the underlying asset must expose the Company to price risk that is not offset in another asset or liability, the hedging contract must reduce that price risk, and the instrument must be designated as a hedge at the inception of the contract and throughout the contract period. In order to qualify as a hedge, there must be clear correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset such that changes in the market value of the financial instrument will be offset by the effect of price changes on the exposed items.

   Premiums paid for commodity option contracts which qualify as hedges are amortized to oil and gas sales over the term of the agreements. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable under the commodity option contracts are accrued as an increase in oil and gas sales for the applicable periods.

Oil and Gas Properties

   All of the Company's oil and gas properties are located in the United States and are accounted for at cost under the full cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. No gain or loss is recognized on the sale of oil and gas properties unless nonrecognition would significantly alter the relationship between capitalized costs and remaining proved reserves for the affected amortization base. When gain or loss is not recognized, the amortization base is reduced by the amount of sales proceeds.

  Net capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized using the units of revenue method, whereby the provision is computed on the basis of current gross revenues from production in relation to future gross revenues, based on current prices, from estimated production of proved oil and gas reserves. Should the net capitalized costs net of related deferred income taxes exceed the estimated present value of oil and gas reserves discounted at 10% and adjusted for related income taxes, such excess costs would be charged to expense in the Consolidated Statements of Operations.

   It is reasonably possible that the estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could change significantly in the near term due to the potential fluctuation of oil and gas prices or production. Depletion estimates would also be affected by such changes.

Property and Equipment

   Oil and gas well servicing equipment, rental property and other property and equipment is stated at cost. Repairs and maintenance are charged to expense as incurred, with additions and improvements being capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the Consolidated Statements of Operations.

   Depreciation is provided on the straight-line method based on the estimated useful lives of the depreciable assets as follows:
   Building  and improvements                          20  to  30
years
   Rental property and improvements                   5 to  30  y
ears
   Leasehold improvements                             2 to  10  y
ears
   Machinery and equipment                            3 to  5  ye
ars
   Furniture and fixtures                             3 to  5  ye
ars
   Equipment under capital lease                      3 to  5  ye
ars

Impairment  of  Long-Lived Assets and  Long-Lived  Assets  to  Be
Disposed Of

   The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this Statement did not have an impact on the Company's financial position, results of operations, or liquidity.

Deferred Debt Costs
  The Company capitalizes certain costs incurred in connection with issuing debt. These costs are being amortized to interest expense on the straight-line method over the term of the related debt.

Gas Balancing

   The Company utilizes the sales method of accounting for over or under deliveries of natural gas. Under this method, the Company recognizes sales revenue on all natural gas sold. As of December 31, 1997, 1996 and 1995, the Company was underproduced by approximately 697, 693 and 990 MMcf, respectively.

Income Taxes

  Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of tax benefits that may not be realized.

  SRH and its eligible subsidiaries file a consolidated U.S. federal income tax return. Sierra (through June 30, 1997)
and Red Oak are consolidated for financial reporting purposes, but beginning January 1, 1996, were not eligible to be included in the consolidated U.S. federal income tax return. Separate provisions for income taxes have been determined for these entities.

Reclassifications

  Certain  reclassifications have been made to the 1996 and  1995 amounts to conform to the 1997 presentation.

Income (loss) per share

     In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which simplifies the existing standards for computing earnings per share ("EPS") and makes them comparable to international standards. In accordance with the provisions of SFAS 128, the Company adopted SFAS 128 in its year ended December 31, 1997 consolidated financial statements and all prior period EPS information (including interim EPS) have been restated. Under SFAS 128, primary EPS is replaced by "basic" EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully-diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The computation of diluted net income (loss) per share was antidilutive for all periods presented; therefore, the amounts reported for basic and diluted net income (loss) per share were the same.

2. Subsidiaries, Acquisitions and Dispositions

  During 1994, Red Oak sold 62,384 shares of redeemable common stock for approximately $1,560,000 million through a private placement offering. During 1995, Red Oak sold an additional 39,616 shares of redeemable common stock for approximately $990,000 and 34,611 shares of its Series A cumulative convertible preferred stock, for approximately $1,731,000. The redeemable common stock is redeemable at the stockholder's option at a price equal to the purchase price plus a 6% annual return computed on a cumulative, but not compounded, basis between December 1, 1996 and December 1, 1999. Redemptions are to be paid out of future earnings of Red Oak. If there are no future earnings, redemptions will be paid out of additional paid-in capital.

  On August 2, 1995, SW Espero, Inc., a wholly owned subsidiary of Southwest, acquired all of the stock of Espero Energy
Corporation for approximately $13,000,000, which was funded through a credit agreement with an asset management company. SW Espero, Inc. and Espero Energy Corporation were immediately merged, with Espero Energy Corporation being the surviving corporation. The acquisition was accounted for as a purchase and the total purchase price was allocated to the assets and liabilities acquired based upon their estimated respective fair market values. The results of operations of Espero Energy
Corporation are included in the Consolidated Statements of Operations beginning August 2, 1995.

   On September 26, 1996, Red Oak formed a subsidiary with an unrelated third party. On October 15, 1996, the subsidiary acquired three shopping centers for a total purchase price of $12.5 million. The transaction was funded through a $2.3 million contribution from Red Oak and a $1.2 million contribution from the unrelated third party. The subsidiary funded the remaining $9 million of the purchase price through a note payable due June 1, 1998 (see Note 6.) The transaction was accounted for using the purchase method. The results of operations of the properties acquired are included in the Consolidated Statements of Operations beginning September 26, 1996.

  On October 14, 1997, the Company acquired various working interests in 431 producing oil and gas wells, located in seven oil and gas fields in the Permian Basin of West Texas and southeastern New Mexico. The Company operates 133 of these wells. The purchase price for the Oil and Gas Properties Acquisition was $72.3 million. The Company funded this acquisition through the issuance of 10.5% Senior Notes (see
Note 6). The results of operations of the properties acquired are included in the Consolidated Statement of Operations beginning October 14, 1997.

  In 1997, Red Oak acquired five shopping centers and two office buildings in Texas, Oklahoma and Arizona for a total cost of $50.9 million. The transactions were accounted for using the purchase method. The results of operations of the properties acquired are included in the Consolidated Statements of Operations as of the close of each acquisition.

Pro Forma Results of Operations - (unaudited)

  The   following  table  reflects  the  pro  forma  results   of
operations as though the acquisitions had occurred on January  1,
1996.   The  pro forma amounts are not necessarily indicative  of
the results that may be reported in the future.
                                              Years  Ended Decemb
er 31
                       ----------------------------------------
                                                  1997 1996
                                         ------------------------
--
  Revenues                                   $71,066     $49,626
  Net loss                                  (11,706)       (29)
  Net loss per share                          (10.86)     (0.03)

3.  Equity Investment in Subsidiary

  The investment in subsidiary held by the Company consists of a 29% direct ownership interest in Sierra as well as an additional 10% indirect interest the Company obtained through limited partnerships. The investment is accounted for using the equity method. Effective July 1, 1997 an affiliate of the Company purchased additional shares of Sierra stock, thus decreasing Southwest's total direct and indirect ownership percentage. Therefore, with the change of Southwest's ownership percentage from a majority to a minority interest, Sierra was deconsolidated. The deconsolidation of Sierra required an adjustment to the investment account to reflect the change in accounting from the consolidation method to the equity method.

  Pertinent  financial information for Sierra Well Service,  Inc.
as of December 31, 1997 and for the six months ended December 31, 1997 is as follows (in thousands):

  Balance sheet as of December 31, 1997
      Assets                                     $87,119
                                                 ======
      Liabilities                                $63,759
      Equity                                        23,360
                                                   ----------
                                                 $ 87,119
                                                   ======

  Income statement for  the six months ended December 31, 1997
      Revenues                                   $18,370
      Expenses                                     19,163
                                                 ---------
                                                  (793)
                                                    x      39%
                                                 -------
Company's share of net loss for the six months ended December 31,
1997  $                                             (309)
                                                    ====
4.  Property and Equipment

  Property  and equipment, including oil and gas well  servicing,
rental  property  and  other,  consists  of  the  following   (in
thousands):
                                              December 31,
                                        -------------------------
-----------------
                                            1997         1996
                                      ----------- ----------

         Land                              $ 2,157     $ 2,157
         Building and improvements           1,413       1,326

         Machinery and equipment             2,277       7,365
         Furniture and fixtures              1,743       1,714
         Equipment under capital lease        614        1,000
         Rental property                     83,696      30,287
                                              --------    -------
-
                                             91,900      43,849
         Less accumulated depreciation       4,971       5,171
                                              --------    -------
-
                                           $ 86,929    $38,678
                                             --------  --------

5.  Future Lease Receivables

  Red  Oak  leases  office  and  retail  shopping  centers  under noncancelable operating leases that expire at various dates through 2035. The following is a summary of minimum future rentals expected to be received under noncancelable operating leases as of December 31, 1997 (in thousands):

        1998                                     $12,339
         1999                                      10,131
         2000                                      7,448
         2001                                      5,428
         2002                                      4,014
         Thereafter                                12,342
                                                   ---------
                                                 $ 51,702
                                                 ======
  The preceding future minimum rentals do not include percentage rents or reimbursements.

6.  Long-term Debt

  Long-term debt consists of the following (in thousands):
                                                  December 31,
                                -------------------------------
                                                  1997         19
96
                                           ----------------------
   10.5% Senior Notes, interest payable semi-annually due
      October 15, 2004, net of discount of $2,346   $    197,654            -
$   -
    13%  Notes  payable, due April 2000.  Cash  interest  of  10%
payable monthly
      with additional interest payable based on excess cash  flow or through the
      issuance  of  additional  notes.   Collateralized  by  real
estate.                                           70,628        -
    Revolving  line  of credit with variable-rate  interest,  due
February 1999.
                                                Collateralized by
oil and gas properties                              100    28,125
    9%  Notes payable, with variable quarterly payments including interest, due
                                                 December   2003.
-     27,649
   10% Note payable, interest payable monthly, due June 1998.           -
9,000
    12% Note payable, interest payable semi-annually due November
2001.                                            -        7,143
   Capital lease obligations                      473       352
    Note  payable  at 3-year U.S. Treasury plus  3.875%,  monthly payments of $41
     including interest, due February 2002          -     4,428
    Note  payable  at  3-year U.S. Treasury  plus  3.5%,  monthly payments of $46
     including interest, due November 2002          -     4,954
    Note  payable,  at prime plus 1.5%, monthly payments  of  $68 including
     interest, due September 2003..                 -     7,106
   Other                                        14,787    5,048
                                                 ----------         --------
                                                283,642  93,805
   Less current maturities                       1,878   10,216
                                                 ----------         --------
                                                $ 281,764 $83,589
                                                ======     =====

10.5% Senior Notes

  In October 1997, the Company issued $200 million aggregate principal amount of 10.5% Senior Notes due October 15, 2004 (the "Notes"). The Notes were sold at a discount and interest is payable April 15 and October 15 of each year, commencing April 15, 1998. The Notes are general unsecured senior obligations of the Company and rank equally in right of payment with all other senior indebtedness of the Company and senior in right of payment of all existing future subordinated indebtedness of the issuer. Net proceeds from the issuance of the Notes were used primarily to repay existing debt of approximately $84 million, purchase oil and gas properties for approximately $72 million, purchase additional stock in Red Oak for approximately $10 million, invest $1.7 million in an affiliate, with the remaining balance to be used for working capital.

  The Indenture imposes certain limitations on the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness or issue disqualified capital stock, make payments in respect to capital stock, enter into transactions with affiliates, incur liens, sell assets, change the nature of its business, merge or consolidate with any other person and sell, lease, transfer or otherwise dispose of substantially all of its properties or assets. The indenture requires the issuer to repurchase notes under certain circumstances with the excess cash of certain asset sales. The limitations are subject to a number of important qualifications and exceptions. The issuer must report to the Trustee on compliance with such limitations on a quarterly basis.

13% Note Payable

  In April 1997 MROP entered into a $42 million credit facility maturing in April 2000 with an institutional lender (the "MROP Facility"). The MROP Facility was executed in order to consolidate six mortgage loans, originally incurred to complete the acquisition of certain Red Oak properties and to finance the acquisition of an additional real estate property. Borrowings under the facility bear interest at a rate of 13%, with 10% payable in cash and the remaining 3% payable in cash or additional notes. The facility contains a number of covenants that, among other things, restrict the ability of MROP to incur additional indebtedness and dispose of assets. The facility is secured by a first lien on substantially all of MROP's properties. In September 1997, the Company negotiated an additional $30.5 million in loan proceeds which was used to acquire a retail shopping center and office building in Oklahoma City, Oklahoma and a retail shopping center in San Antonio, Texas. The loan is collateralized by the properties purchased, and by properties contributed by the Company. At December 31, 1997 the Company was not in compliance with certain reporting requirements of the term note. The Company has obtained waivers for those events of non-compliance.

Revolving Line of Credit

  The revolving credit line allows Southwest to borrow the lesser of $75 million or the borrowing base which is redetermined periodically. As of December 31, 1996, the borrowing base was $28.1 million and as of December 31, 1997, the borrowing base was $40 million. The revolving line of credit agreement provides for the revolver to become due and payable on February 28, 1999. Fees on the unused portion of the revolving line of credit are three-eighths of one percent (3/8%) per annum on the daily average of the unadvanced amount of the borrowing base.

  Southwest has the option to elect an interest rate based on LIBOR plus the applicable Eurodollar Margin or Prime plus a base rate margin. Both margins are based on the percentage of the revolving commitment outstanding. The Eurodollar Margin ranges from a minimum of 1.75% to a maximum of 2.50% and the Prime base rate margin ranges from a minimum of .25% to a maximum of 1.00%.

  Certain covenants of the revolving line of credit require a tangible net worth of not less than $2 million, a current ratio of 1.0 to 1, a minimum fixed coverage ratio of 1.1 to 1, restrictions on cash dividends, additional indebtedness and purchases of investments. The covenants that the Company violated as of December 31, 1997 consisted of minimum tangible net worth, sale of assets and minimum interest coverage ratio which were all subsequently waived. On March 27, 1998, the covenants were amended to remove the tangible net worth requirement, increase allowable sales of assets from $250,000 to at least $10 million and revise the minimum interest coverage ratio to .7 to 1.0. Substantially all of Southwest's assets are collateralized in connection with this debt.

9% Note Payable

  In August 1995, a subsidiary of Southwest entered into a note agreement which provided for $30.3 million to purchase oil and gas properties. In October 1997, this note was repaid with the a portion of the proceeds from the aforementioned Note.

10% Note Payable

  In October 1996, Red Oak, through a subsidiary, issued a term note of $9 million to finance the purchase of real estate. This note was repaid with a portion of the proceeds from the aforementioned 13% note payable.

12% Note Payable

  In November 1996, Southwest entered into a senior subordinated note agreement which provided for $8 million to be used for developmental drilling. This note was repaid with a portion of the proceeds from the aforementioned 10.5% Senior Notes.

Extinguishment of Debt

  In 1997, the Company repaid the aforementioned 9% Note Payable, 10% Note Payable and 12% Note Payable. The remaining unamortized deferred debt costs associated with these notes resulted in an extraordinary charge of $4,350,000, net of $1,241,000 of tax benefit, or $2.88 per share.

  Aggregate maturities of all long-term debt as of December 31, 1997, including capital leases, are as follows (in thousands):

         1998                                 $1,878
         1999                                    407
         2000                                  71,202
         2001                                    247
         2002                                  1,969
         Thereafter                           207,939

7.  Income Taxes

  Income   tax   provision  (benefit)  and   amounts   separately
allocated were as follows (in thousands):
                                   1997      1996   1995
                              --------------------------
  Income (loss) before minority interest, equity loss
       and   extraordinary  item        $(2,641)     $    365   $
(1,044)
  Equity loss in subsidiary        (106)      -      -
  Extraordinary   loss   from  early  extinguishment      (1,241)
-                               -
                                   -------- ----- --------
                                     $(3,988)    $       365    $
(1,044)
                                                =====         ===
=====

  The  U.S.  Federal  tax  provision  (benefit)  attributable  to
income   (loss)  before  income  taxes,  minority  interest   and
extraordinary item consists of the following (in thousands):

                                              December 31,
            ---------------------------------------------------
                                        1997    1996      1995
                                       -------    ------    -----
--
  Current                             $ (35)   $ (382)   $ (175)
  Benefit of net operating loss carryforward   (7,340)      (913)
(1,765)
  Deferred                             3,341     1,660     896
  Valuation allowance                   1,393      -         -
                                         --------         -------
--------
                                       $  (2,641)  $       365  $
(1,044)
                                        =====    ====      =====

  Reconciliation's between the amount determined by applying the U.S. federal statutory rate to income (loss) before income taxes, minority interest and extraordinary item with the income tax provision (benefit) is as follows (in thousands):
                                                December 31,
                  ---------------------------------------------
                                               1997          1996
1995
                                      ---------------------------
-----
  Computed "expected" tax expense using the
    U.S.  federal statutory rate            $(3,826)    $  206  $
(1,071)
  Reduction in available net operating loss
   carryforwards resulting from certain
   subsidiaries which became ineligible for
   inclusion in the consolidated return       -     143      -
  Meals and entertainment                    16      32     16
  Valuation allowance                     1,156       -      -
  Other                                          13          (16)
11
                                                --------    -----
-------
   Provision (benefit) for income taxes   $ (2,641)   $    365  $
(1,044)
                                            =====    ===  ====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):
                                                December 31,
                                              -------------------
-------
                                               1997     1996
                                                   ----------
---------
  Deferred tax assets:
          Net operating loss carry forwards       $    9,662  $2,485
             Alternative   minimum   tax   credit   carryforwards
170  170
          Receivables                             -      469
          Equity investment in subsidiary              250    -
          Other long term assets              1,561      247
          Other long term liabilities           480      397
          Other                                          38   55
                                                --------  -------
-
   Total gross deferred tax assets           12,161      3,823
                                              --------    -------
-


  Deferred tax liabilities:
    Oil and gas properties, principally due to differences in
    the tax and book basis and depletion methods and the
     deduction  of  intangible drilling costs  for  tax  purposes
(11,918)                                  (8,406)
    Other property and equipment              (763)    (600)
    Real estate investments                    (88)        -
    Accounts payable and accrued expenses              (250)
(1,026)
  Other                                        (97)     (46)
                                                        ---------
---------
  Total gross deferred tax liabilities     (13,116) (10,078)
                                                        ---------
---------
  Net   deferred   tax   liability  before  valuation   allowance
(955)                                     (6,255)

    Valuation Allowance                     (1,393)        -
                                                        ---------
----------
  Net deferred tax liability                 $(2,348)  $(6,255)
                                         `     ======   ======

  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future and the availability of certain tax planning strategies that would generate taxable income to realize the net tax benefits, if implemented, management has determined that taxable income of Southwest will more likely than not be sufficient to fully utilize available carryforwards prior to their ultimate expiration. Red Oak files an independent return exclusive of Southwest and has net operating loss carryforwards of $3,627,000 expiring in various periods from 2010 through 2012. The valuation allowance relates primarily to the uncertainty of the realizability of Red Oak's carryforwards, the amount of the valuation allowance could be reduced if estimates of future taxable income during the carryforward period are increased.

     As of December 31, 1997, Southwest had net operating loss carryforwards for U.S. federal income tax purposes of approximately $24,795,000, which are available to offset future regular taxable income, if any. The net operating loss carryforwards expire in various periods from 2010 through 2012. Southwest has alternative minimum tax credit carryforwards totaling $170,000 to offset regular income tax, which have no scheduled expiration date.

8.  Profit Sharing Plan

  On January 1, 1991, the Company adopted an employee profit sharing plan that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of their base salary up to a maximum of $9,500 for the years ended December 31, 1997 and 1996 and $9,240 for the year ended December 31, 1995. For the years ended December 31, 1997, 1996 and 1995, the Company matched 20% of the employees' contributions. For the year ended December 31, 1998, the Company will match 20% of the employees' contributions. For subsequent years, the Company will make contributions to the plan on a discretionary basis.

  Employee contributions are fully vested at all times. Employer contributions are fully vested upon retirement or after five years of service. For the years ended December 31, 1997, 1996 and 1995, the Company contributed approximately $66,000, $60,000 and $54,000, respectively, to the plan.

9.  Stockholders' Equity


  In August 1996, the Company issued 129,046 shares of redeemable common stock through a private placement offering for $68 per share. The stock is redeemable at the stockholder's option at any time beginning five years from the issuance of the stock (December 31, 2001) at a purchase price determined as follows:

   (i)   The Company shall review no less than five  and
   no   more  than  ten  publicly  traded  oil  and  gas
   companies  each with a market capitalization  between
   $50 million and $150 million ("Public Company").  The
   Company  shall  determine the ratio  of  each  Public
   Company's  market capitalization to  EBITDA  for  the
   most  recent  fiscal  year.  The Company  shall  then
   average   such  multiples  and  take  this   averaged
   multiple and apply it to the Company's EBITDA for the most recent fiscal year, to estimate a value for the Company's common stock.

   (ii)  The Company will determine the multiple of  the
   market capitalization of each Public Company relating
   to the present value of such Public Company's oil and
   gas  reserves.   Present value will be determined  by
   discounting the expected net cash flow from the oil and gas reserves by 10%. The Company will then take the average multiple based on this methodology and apply it to the present value of the Company's oil and gas reserves discounted by 10% to determine a value for the expected net cash flow from the Company's common stock.

   The  Company will then take the average  of  (i)  and
   (ii)  to determine the value of the Company's  common
   stock.   The  redemption  right  terminates  on   the
   effective date of any registration statement filed with the Securities and Exchange Commission relative to the offer and sale of the Company's common stock to the public.

  During  1994,  the Company issued a 6% note to  a  stockholder.
The  note  requires  semi-monthly  payments  of  $5,500  and   is
collateralized  by  the  Company's  common  stock  held  by   the
stockholder.

10.  Commitments and Contingencies

  The   partnership   agreements  relating  to  certain   limited
partnerships for which Southwest serves as managing general partner provide for Southwest to offer to repurchase such limited partner units. Under the terms of three of the partnership agreements, Southwest is obligated to repurchase a maximum of $100,000 annually of the units of limited partnerships' interests originally outstanding. Under the terms of nine other partnership agreements, Southwest's obligation to repurchase units in any one year is limited to 10% of the capital contributed by all of the respective limited partners. The repurchase price is based on the discounted future revenues from oil and gas reserves of the respective partnership and the value of other partnership assets. Such amounts required for repurchase in connection with the acceptance by a portion of the limited partners is approximately $4,792,000 at December 31, 1997. The total amount of limited partner unit repurchases for the years ended December 31, 1997 and 1996 was approximately $1,041,000 and $378,000, respectively.

  The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are expensed when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

  Management recognizes a financial exposure that may require future expenditures presently existing for oil and gas properties and other operations. Current accrued expenses and other long-term liabilities at December 31, 1997 include $159,000 and $504,000 for estimated future remedial actions and cleanup costs. As of December 31, 1997, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, management does recognize that by the very nature of its business, significant costs could be incurred to bring the Company into total compliance. The amount of such future expenditures is not readily determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Company's properties. It is reasonably possible this estimate could change materially in the near term.

  In the normal course of its business, the Company is subject to pending or threatened legal actions; in the opinion of management, any such matters will be resolved without material effect on the Company's operations, cash flow or financial position.

11.  Related Party Transactions

  Southwest is the managing general partner for several public and private oil and gas limited partnerships, with an officer of Southwest also serving as a general partner for certain of the limited partnerships. As is usual in the oil and gas industry, the operator is paid an amount for administrative overhead attributable to operating such properties and management fees attributable to serving as managing general partner. As provided for in the partnership agreements, such amounts paid by the partnerships to Southwest approximated $3,538,000, $3,648,000, and $3,545,000 for the years ended
December 31, 1997, 1996 and 1995, respectively. In addition, Southwest and certain officers and employees may have an interest in some of the partnership properties.

  An  affiliate of the company performs various oilfield services
for  limited  partnerships managed by Southwest.   Such  services
aggregated   $155,000, $112,000 and $166,000 for the years  ended
December 31, 1997, 1996 and 1995.

12.  Disclosures About Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other current assets and other current liabilities approximates fair value because of the short maturity of these instruments.

  Based  on  the  borrowing  rates  currently  estimated  to   be
available to the Company for loans with similar terms, the fair value of long-term debt approximates the carrying amount as of December 31, 1997 and 1996.

  The  carrying  amount of investment in subsidiary  at  December
31, 1997 is approximately $2.4 million. Based on Sierra's issuance of common stock at December 31, 1997 the estimated fair value of SRH's investment in Sierra is approximately $14.6 million.

13.  Lines of Business

  The Company operates in three major segments: Oil and Gas Activities (oil and gas acquisition, development, exploration and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and production), Oil and Gas Well Servicing (provides well completion, recompletion and production equipment, transportation services, tank supply rental services and other support and well maintenance services to operating oil and gas companies) and Real Estate Investment and Management (owns and manages retail shopping centers and office buildings). Other items include eliminations, manufacturing, computer service and broker/dealer and the holding Company. Effective July 1, 1997, Sierra, the oil and gas well servicing business, was deconsolidated, therefore only six months of income statement information is displayed in the tables and no balance sheet information is displayed as of December 31, 1997 (see Note 3.)
                                        1997      1996    1995
                                    -----------------------------
--
   Operating profit (loss)                   (in thousands)
    Oil and gas                        $3,654  $ 9,676   $2,151
    Well service                          184    (506)   (177)
    Real estate                         3,074    1,288     933
    Other and eliminations              (417)    (855)     (612)
                                         ----------         -----
----                                     --------
                                        $       6,495 $     9,603
$    2,295
                                        ======   ======    =====
   Interest Expense
     Oil  and gas                        $       12,329$    7,966
$  4,296
    Well Service                          184       82      70
    Real Estate                         6,320    1,904   1,272
      Other  and  eliminations                  61             64
(3)
                                         ----------        ------
----                                     --------
                                        $       18,894$    10,016
$    5,635
                                             ======        ======
=====

                                        1997     1996     1995
                                    -----------------------------
--

  Depreciation, depletion and amortization
     Oil  and gas                        $       12,803$    6,734
$  5,643
    Well Service                          747      863     448
    Real Estate                         1,313      660     446
       Other   and   eliminations                  171        173
182
                                         ----------        ------
----                                     ---------
                                        $        15,034$    8,430
$    6,719
                                        ======   ======          ======

  Identifiable assets
     Oil and gas                        $       205,054   $95,042
$    76,170
     Well service                            -    6,585   2,993
     Real estate                         98,890  35,365   21,666
      Other and eliminations              1,499    (6,708)   (5,3
95)
                                         ----------        ------
----                                     ---------
                                         $        305,443   $130,
284  $                                  95,434
                                         ======  ======   =====
   Capital expenditures
     Oil and gas                        $       103,205   $16,740
$    32,077
     Well service                            -    3,826   1,598
     Real estate                         53,184  13,947    13,239
                                         ----------       -------
---                                      --------
                                        $       156,389   $34,513
$    46,914
                                         ======  ======   =====

14.  Restatement

  The Company has restated its previously issued financial statements for the year ended December 31, 1995, to adjust for the understatement of previously reported assets, liabilities and net income, resulting in the following changes (in thousands):

                                 Oil and Gas
                                  ReceivablesLiabilitiesNet  Inco
    me (Loss)
                  -------------------  --------------   --------------------
    -
   As previously reported            $2,295       $   95,602   $    (2,374)
   Understatement of oil and gas accrual
    net of lease operating expense and production         527 179           348
   Understatement of redeemable common stock due
     to redemption feature              -        94      (94)
                                     -------          --------      -----
---
  As adjusted                        $2,822   $95,875   $(2,120)
                                          ====     =====               =====
15.  Condensed Issuer Financial Data

    Summarized consolidated financial information for Southwest is as follows (in thousands):
                                              December 31,
                                         ------------------------
------------------
                                            1997     1996       1
995
                                         ------------------------
-
   Consolidated Balance Sheet Data:
      Current  assets                    $   36,113 $      18,439
$     11,198
      Net  property and equipment           156,302        66,348
57,422
      Other   assets, net                          11,196   3,991
2,439
                                           ----------     -------
-                                     ---------
                                        $   203,611 $      88,778
$     71,059
                                          ======  =====  ======

      Current  liabilities               $   14,614 $      19,127
$     14,548
      Long-term  debt                       198,938        55,234
53,641
     Other liabilities                     1,412  2,968  1,404
     Deferred income taxes                 2,522  6,025  5,620
     Minority interest                      177    158     140
     Redeemable common stock               8,290  8,258      -
      Stockholders equity                  (22,342)       (2,992)
(4,294)
                                           ----------     -------
-                                     ----------
                                        $   203,611 $      88,778
$     71,059
                                          ======  =====  ======

   Consolidated Statement of Operations Data (in thousands):
                               SRHSouthwest   SierraRed Oak  Elim
Consolidated
                          ---------------------------------------
---                      ------------------------
  For the year ending December 31, 1997:
    Operating revenues          $  -   $ 39,727   $ 7,833  $9,338
$ (44)                        $56,854
     Depreciation,  depletion  and  amortization       -   12,974
747                           1,313      -    15,034
    Operating income               -     3,237       184    3,074
-   6,495
    Interest  expense               -     12,372     184    6,320
18                            18,894
    Income  (loss)  before taxes     15,249      (8,097)      (5)
(3,125)                       (15,274)   (11,252)
    Net  income  (loss)              15,046      (7,733)      (4)
(3,987)                       (14,815)   (11,493)

  For the year ended December 31, 1996:
    Operating revenues          $  -   $ 34,488   $ 8,273  $4,487
$ (347)                       $46,901
    Depreciation, depletion and amortization      -  6,907    863
660                           -    8,430
    Operating  income (loss)        -     8,824      (506)  1,288
(3)                           9,603
    Interest expense               -     8,030       82     1,904
-   10,016
    Income  (loss) before taxes         - 1,823      (608)  (607)
(19)                          589
    Net  income (loss)              -     1,152      (448)  (441)
142                           405

  For the year ended December 31, 1995:
    Operating revenues          $  -   $ 21,578   $ 4,437  $3,213
$ (242)                       $28,986
    Depreciation, depletion and amortization      -  5,825    448
446                           -    6,719
    Operating income (loss)        -     1,540       (177)    933
(1)                           2,295
    Interest expense               -     4,358       70     1,272
(65)                          5,635
    Loss  before taxes              -     (2,522)    (248)  (322)
(57)                          (3,149)
    Net  loss                       -     (1,656)    (168)  (221)
(75)                          (2,120)

16.  Subsequent Events

  In January and February of 1998, Red Oak escrowed approximately $600,000 to be used towards the purchase price of approximately $24,050,000 for two commercial office centers and a retail shopping center located in Tucson, AZ, Tulsa, OK, and Austin, TX. Management anticipates to complete the acquisitions in April and May of 1998.

  On   February  3,  1998,  Red  Oak  purchased  a  real   estate
management  company  and brokerage firm for  $1.6  million.   The
acquisition was financed by two notes payable totaling the purchase price.

  In March 1998, the Company purchased put options on a total of 13,000 MMBTU of natural gas per day, establishing a floor price of $1.90 for 6,500 MMBTU per day and a floor price of $1.70 for the remaining 6,500 MMBTU per day, for the period April 1, 1998 through October 31, 1998.

17.    Supplemental  Financial  Data  -  Oil  and  Gas  Producing
Activities (unaudited):

  The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities," (SFAS No. 69), except as noted.

Costs   incurred  in  connection  with  oil  and  gas   producing
activities are as follows (in thousands):

                                 Years ended December 31,
        -------------------------------------------------------
                                 1997        1996      1995
                           ---------- --------------------
    Acquisition of properties   $80,797  $3,234    $ 24,116
    Exploration costs           2,769        184    1,278
                                 Development  costs        19,639
13,322                             6,683
                                       ----------       ---------
---------
        Total  costs  incurred    $          103,205    $  16,740
$                              32,077
                                  ======     =====     =====

Results of operations for oil and gas producing activities are as follows (in thousands):
                                 Years ended December 31,
        -------------------------------------------------------
                                  1997       1996      1995
                            --------- --------------------

    Revenues                    $38,500  $33,787   $21,211
    Production costs            18,500    14,846    11,511
      Depreciation,  depletion  and  amortization          12,419
6,434                              5,068
                                      ---------        ----------
---------
                                 7,581    12,507    4,632
    Income tax provision          2,578    4,253     1,575
                                --------  --------- ---------
    Results of operations from oil and gas producing
      activities  (excluding corporate  overhead)$      5,003   $
8,254 $                          3,057
                                          =====            ======
======

Reserve Quantity Information

  The estimates of the Company's proved oil and gas reserves, which are located in the United States, are based on evaluations reviewed by independent petroleum engineers. Reserves were estimated in accordance with guidelines established by the U. S. Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The reserve estimates at December 31, 1997 assume an average oil price of $16.30 per Bbl (reflecting adjustments for oil quality and gathering and transportation costs) and an average gas price of $2.11 per Mcf (reflecting adjustments for BTU content, gathering and transportation costs and gas processing and shrinkage).

  Oil and gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data, engineering and geological interpretation and judgement. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with the changes in prices and operating costs. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change, as additional information becomes available in the future.

                                 Oil and            Barrels of
                           Condensate         Natural          Oil Equivalent
   Total Proved Reserves:        (MBbls) Gas (MMcf)    (MBOE)
                               ----------------------- ----------
-
     Balance, January 1, 1995     10,008    37,990     16,340
     Purchase of minerals-in-place          4,760      25,156             8,953
     Sales of minerals-in-place   (1,013)   (5,978)    (2,009)
     Revisions of previous estimates        3,639      18,061             6,648
     Production                    (814)    (4,639)    (1,587)
                                   -------- ---------  ---------
    Balance, December 31, 1995    16,580    70,590     28,345
     Purchase of minerals-in-place          2,843      6,844              3,983
     Sales of minerals-in-place   (989)      (466)     (1,067)
     Revisions of previous estimates        1,373      5,211              2,242
     Production                   (1,001)   (5,403)    (1,901)
                                  --------  ---------  ---------
    Balance, December 31, 1996    18,806    76,776    31,602
     Extensions and discoveries     474     1,230       679
     Purchase of minerals-in-place         16,419     7,274          17,631
     Sales of minerals-in-place    (83)      (91)      (98)
     Revisions of previous estimates      (4,642)  (14,825)          (7,113)
     Production                   (1,308)   (5,639)   (2,248)
                                  --------- ----------               ----------
    Balance, December 31, 1997    29,666    64,725    40,453
                                  ======    ======    ======
    Total proved developed reserves
     January 1, 1995              4,760     27,587    9,358
     December 31, 1995            7,349     51,296    16,003
     December 31, 1996            10,302    58,961    20,129
     December 31, 1997            18,472    46,585    26,236

Standardized Measure of Discounted Future Net Cash Flows

  The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing discounted future cash flows to the tax basis of oil and gas properties plus available carryforwards and credits and applying the current tax rates to the difference.

  Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

   During most of 1996 and 1997, the Company benefited from higher oil and gas prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse affect on the Company's revenues and operating cash flow, and may result in a downward adjustment to the Company's current 1998 capital budget. Also, a continuing decline in oil prices could result in a decrease in the carrying value of the Company's oil and gas properties.

                                         December 31,
     ------------------------------------------------------------
----
                                   1997      1996        1995
                         ----------------------------------------
---------
                                        (in thousands)
  Future cash inflows             $620,418  $735,100   $433,514
  Future       production       and       development       costs
(303,406)                           (283,894)  (213,698)
                                    -----------------------------
---
  Future net cash flows before income taxes              317,012     451,206
219,816
  Future  income  tax expense        (59,764)   (142,017)   (64,0
64)
                                    ----------          ---------
-                                   ---------
  Future net cash flows          257,248    309,189    155,752
  10% annual discount for estimated timing
  of cash flows                (117,427)  (130,648)   (71,646)
                                    ---------- ---------- -------
--
  Standardized measure of discounted
  future net cash flows           $139,821  $178,541     $84,106
                                   ======     ======     ======

  The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                   December 31,
                                 --------------------------------
----------------------------------
                                     1997        1996       1995
                                          -----------------------
---------                  ---------------
                                                 (in thousands)
                               Sales of oil and gas produced,
                                    net of production costs     $
(20,000)                           $(18,941) $(9,700)
   Net change in sales prices net of production
    costs                          (119,553)  92,332        13,
106
   Extensions and discoveries, net of future
                                     production  and  development
costs                               3,540          -          -
   Revisions to estimated future development
                                    costs     (4,833)       1,854
(78)
   Purchases of minerals-in-place  80,690     38,480       42,733
   Revisions of previous quantity estimates  (37,403)    19,794
17,756
   Accretion of discount           25,217     11,790       5,802
     Net   change   in   income  taxes       46,887      (39,268)
(18,134)
      Sales    of   minerals-in-place         (384)       (2,439)
(7,979)
   Changes in production rates, timing
                                    and other            (12,881)
(9,167)                              (1,506)
                                    ---------            --------
     --------
                                     (38,720)              94,435
     42,000
Discounted future net cash flows -
                                   Beginning of period    178,541
84,106                                       42,106
                                             ----------   -------
---                                          ---------

                                    End  of period   $    139,821
$  178,541                         $84,106
                                               ======      ======
=====

ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

  The Company previously disclosed its change of accountants on S-4 Registration Statement No. 333-41915, which became effective
February 9, 1998.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The directors and executive officers of SRH and Southwest are as follows:

  Name                   Age             Position

  H.  H.  Wommack, III     42          Chairman, President, Chief
Executive                                    Officer and Director

  H. Allen Corey         41          Secretary and Director

  Bill  E.  Coggin         43          Vice President  and  Chief
Financial Officer

  J. Steven Person       39          Vice President, Marketing

  Set forth below is a description of the backgrounds of the directors and executive officers of SRH and Southwest.

  H. H. Wommack, III has served as Chairman of the Board, President, Chief Executive Officer and a director of SRH since it was formed in July 1997 and of Southwest since its founding in 1983. Mr. Wommack has served as a director of Red Oak since 1992. Prior to the formation of Southwest, Mr. Wommack was a self-employed independent oil and gas producer engaged in the purchase and sale of royalty and working interests in oil and gas leases and the drilling of wells.

  H. Allen Corey has served as Secretary and a director of SRH since it was formed in July 1997 and of Southwest since its founding in 1983. Mr. Corey has served as a director and Assistant Secretary of Red Oak since 1992. Since January 1997, Mr. Corey has been president of Trolley Barn Brewery, Inc., a brew pub restaurant chain based in the southeastern United States and of counsel to the law firm of Baker, Donelson, Bearman & Caldwell, P.C. From 1986 to 1997, Mr. Corey was a partner at the law firm of Miller & Martin in Chattanooga, Tennessee.

  Bill E. Coggin has served as Vice President and Chief Financial Officer of SRH since it was formed in July 1997. Mr. Coggin has served as Vice President and Chief Financial Officer of Southwest since 1985. Mr. Coggin has served as a director and Vice President, Finance of Red Oak since 1995. Previously, Mr. Coggin was controller for an oil and gas drilling company and an independent oil and gas operator.

  J. Steven Person has served as Vice President, Marketing of SRH since it was formed in July 1997. Mr. Person has served as Vice President, Marketing for Southwest since 1989 and as Vice President, Marketing of Red Oak since 1996. Prior to joining Southwest, Mr. Person was involved in the syndication of mortgage-based securities.

  Other key employees of Southwest and Red Oak include:

Southwest.

  Jon P. Tate, age 40, has served as Vice President, Land and Assistant Secretary of Southwest since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

  R. Douglas Keathley, age 42, has served as Vice President, Operations of Southwest since 1992. Before joining Southwest, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

  Phillip Hock, age 55, has served as Vice President, Exploration of Southwest since October, 1997. Mr. Hock has worked for Southwest as a geologist since November 1993. Prior to joining Southwest, Mr. Hock was employed by Ramco Oil and Gas as Exploitation Manager from 1989 to 1993, and was active in the oil and gas industry from 1971 to 1989.

  Rick Morton, age 36, has served as Vice President, Operations of Southwest since February, 1998. Before joining Southwest in June 1997, Mr. Morton worked for Merit Energy Company from 1990 to 1997 in various capacities, including District Manager. Mr. Morton also worked as a reservoir engineer and production supervisor for Arco Oil and Gas Company from 1983 to 1990.

Red Oak.

  W. Neil McClung, age 47, has served as President and a director of Red Oak since 1994. Prior to his involvement with Red Oak, Mr. McClung was senior vice president of Heitman Properties, Ltd. from 1989 through 1993 where he was responsible for marketing, budget development and leasing for three million square feet of high-rise office building and industrial center space in several metropolitan and secondary markets. Mr. McClung has also served as a property and leasing manager for Heitman in Midland, Texas.

  J. Wesley Tune, age 38, has served as Vice President and Secretary of Red Oak since 1994. Mr. Tune was employed by Heitman Properties, Ltd. as property and leasing manager from 1992 until 1994 in Midland, Texas. Prior to his involvement with Heitman, Mr. Tune was a property manager for Mike Lewis & Associates in Midland, Texas, from 1990 to 1992, and manager and controller for Mission Country Club from 1988 to 1990.

Item 11.  Executive Compensation.

  The following table sets forth certain information for fiscal years 1996 and 1997 with respect to the compensation paid to Mr. Wommack, the Chairman and President, and the four other most
highly  compensated  executive officers of Southwest.   No  other
executive officers of Southwest received annual compensation (including salary and bonuses earned) that exceeded $100,000 for
the  years  ended  December  31,  1996  and  1997.   Mr.  Wommack
determines the compensation of Southwest's executive officers. No compensation has been paid to the executive officers of SRH for their services to SRH.
                                                   All Other
  Name and Principal Position   Year   SalaryBonus(2)Compensati
on(1)
  H. H. Wommack, III, President and Treasurer (3)       1997
$                               623,884 $113,600116,869
                                 1996586,320 100,677  148,031
  Bill E. Coggin, Vice President and Chief      1997183,7531
01,659              7,764
   Financial Officer             1996153,000  61,169   7,471
   J. Steven Person, Vice President, Marketing      1997112,078
73,153                            7,464
                                 1996 96,062  13,821   7,064
  R. Douglas Keathley, Vice President, Operations   1997101,567
17,556                            6,771
                                 1996      -       -       -
  Richard E. Masterson, Vice President, Exploration 1997112,707
-                                 11,306
   & Acquisitions                1996 92,000   8,293  15,494

                                                     Carried
                                           Profit  Interest in
                                InsuranceSharing/401(k)Oil and
Gas
  Name                  Year     PremiumsContribution Properties
  H. H. Wommack, III    1997       $5,864   $1,900    $109,105,
                        1996       5,571    1,900    140,560
   Bill E. Coggin       1997       5,864    1,900          -
                        1996       5,571    1,900          -
  J. Steven Person      1997       5,864    1,600          -
                        1996       5,571    1,493          -
  R. Douglas Keathley   1997       5,864      907          -
                        1996           -        -          -
  Richard E. Masterson              1997    5,864        669
4,773
                        1996       4,362      690     10,442

  (1) Reflects (i) Southwest's contributions to the Southwest Royalties, Inc. Employee Profit Sharing and 401(k) Plan and premium payments made by Southwest for health, disability and life insurance policies for the referenced individuals and (ii) net cash received from carried interests in Oil and Gas Properties.
  (2)     Amount includes club dues and automobiles furnished  by
Southwest.
  (3) Mr. Wommack has acted as a general partner of the income funds and certain of the drilling funds sponsored by Southwest since 1983, holding a 1% interest in these partnerships.

  The non-employee director of Southwest received $ 20,000 in each of 1997 and 1996 for his services.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

  The following table sets forth information with respect to the beneficial ownership of the common stock, excluding treasury shares, of SRH by each person who is known by the Company to own beneficially 5% or more of the common stock of SRH, by each director, and by all officers and directors of SRH as a group. Southwest is a wholly-owned subsidiary of SRH.
                                  Number of
  Name and Address of               Shares       Percentage
  Beneficial Owner                     Owned           of Class
  ----------------------------------------------------------

  H. Allen Corey                    48,968             4.6%
  c/o Southwest Royalties Holdings, Inc.
  Southwest Royalties Building
  407 N. Big Spring
  Midland, TX 79701-4326


  George H. Jewell                  61,855             5.7%
  Baker & Botts, L.L.P.
  One Shell Plaza
  910 Louisiana
  Houston, Texas 77002


  H. H. Wommack, III               783,977            72.9%
  c/o Southwest Royalties Holdings, Inc.
  Southwest Royalties Building
  407 N. Big Spring
  Midland, TX 79701-4326



  Directors and officers as a group (five persons)  848,925
78.9%

Item 13.  Certain Relationships and Related Transactions.

  The  descriptions set forth below do not purport to be complete
and   are  qualified  in  their  entirety  by  reference  to  the applicable agreements.

  On December 15, 1994, H. H. Wommack, III borrowed approximately $1.7 million on an unsecured basis from Southwest for the purpose of purchasing the Southwest common stock held by a certain stockholder. The note held by Southwest was amended on March 15, 1995 to include $35,225 of accrued but unpaid interest. The note carries a 6% interest rate and is being amortized over 30 years with payments of $5,500 semi-monthly. As of December 31, 1997, the outstanding balance of this loan was $1.7 million. Mr. Wommack serves as a general partner of substantially all of the oil and gas limited partnerships sponsored by Southwest since 1983, and he holds an interest in these partnerships of approximately 1%.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

Financial Statements

   The   following  financial  statements  of  the  Company   are
included  in  "Item  8.  Financial Statements  and  Supplementary
Data":

     Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations from the years ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

   All other statements and schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements.

Reports on Form 8-K

  The Company has not filed any reports on Form 8-K.

Exhibits

  The  following  instruments  and  documents  are  included   as
Exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.


  Exhibit Number                            Description
  --------------------       ----------------

   3.1                     Certificate   of   Incorporation   for
               Southwest Royalties, Inc. dated as of August 18, 1983, as amended March 30, 1987 and November 20, 1989, incorporated by reference to Exhibit 3.1 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

   3.2                     Certificate   of   Incorporation   for
               Southwest Royalties Holdings, Inc. dated as of July 1, 1997, incorporated by reference to Exhibit
               3.2 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

   3.3                   By-Laws  of  Southwest  Royalties,  Inc.
               dated as of August 12, 1996 as amended, incorporated by reference to Exhibit 3.3 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

   3.4                   By-Laws of Southwest Royalties Holdings,
               Inc. adopted as of July 1, 1997, incorporated by reference to Exhibit 3.4 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

   4.1                   Indenture dated as of October  14,  1997
               among Southwest Royalties, Inc., as Issuer, Southwest Royalties Holdings, Inc., as Guarantor, and State Street Bank and Trust Co., as Trustee, incorporated by reference to Exhibit 4.1 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

   4.2                   Registration Rights Agreement  dated  as
               of October 14, 1997 by and between Southwest Royalties, Inc., Southwest Royalties Holdings, Inc., Jefferies & Company, Inc., Banc One Capital Corporation and Paribas Corporation, incorporated by reference to Exhibit 4.2 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

   4.3                   Warrant  issued  by Southwest  Royalties
               Holdings, Inc. to Joint Energy Development Investments Limited Partnership dated as of October 14, 1997, incorporated by reference to
               Exhibit 4.3 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

   4.4                     Registration   Rights   Agreement   by
               Southwest Royalties Holdings, Inc. and Joint Energy Development Investments Limited Partnership dated as of October 14, 1997, incorporated by reference to Exhibit 4.4 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

   10.1             Purchase  and  Sale  Agreement  dated  as  of
               September 10, 1997 between Conoco, Inc. and Southwest Royalties, Inc., incorporated by reference to Exhibit 10.1 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

   10.2             Securities  Purchase Agreement dated  October
               14, 1997 between Southwest Royalties Holdings, Inc. and Joint Energy Development Investments Limited Partnership, incorporated by reference to
               Exhibit 10.2 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

   10.3              Restated   Senior   Loan   Agreement   among
               Southwest Royalties, Inc., as borrower and certain subsidiaries of borrower, as guarantors and Bank One, Texas, N.A. and Banque Paribus, as Banks, and Bank One, Texas as agent dated as of October 9, 1997, incorporated by reference to Exhibit 10.3 to S-4 Registration Statement No. 333-41915 filed December 10, 1997.

   21                    List  of  Subsidiaries, incorporated  by
               reference to Exhibit 21 to Amendment No. 1 to  S-4
               Registration Statement No. 333-41915 filed January
               30, 1997.

   27*             Financial Data Schedule.

   * Filed herewith.

                           SIGNATURES
                    SOUTHWEST ROYALTIES, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SOUTHWEST ROYALTIES, INC.

                      By:   /s/ H. H. Wommack, III
                            -------------------------------------
--------------
                               H.H.   Wommack,   III,   Chairman,
President,
                            and Chief Executive Officer

                      Date: March 31, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  -----------------        --------              --------

  /s/ H. H. Wommack, III
  -----------------------------
Chairman/President/         March 31, 1998
  H. H. Wommack, III       Chief Executive Officer

  /s/ Bill E. Coggin
  -----------------------------                              Vice
President/Chief             March 31, 1998
  Bill E. Coggin           Financial Officer

  /s/ H. Allen Corey
  -----------------------------
  H. Allen Corey           Director/Secretary    March 31, 1998

                           SIGNATURES
             SOUTHWEST ROYALTIES HOLDINGS, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SOUTHWEST ROYALTIES HOLDINGS, INC.

                      By:   /s/ H. H. Wommack, III
                            -------------------------------------
--------------
                               H.H.   Wommack,   III,   Chairman,
President,
                            and Chief Executive Officer

                      Date: March 31, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  -----------------        --------              --------

  /s/ H. H. Wommack, III
  -----------------------------
Chairman/President/         March 31, 1998
  H. H. Wommack, III       Chief Executive Officer

  /s/ Bill E. Coggin
  -----------------------------                              Vice
President/Chief             March 31, 1998
  Bill E. Coggin           Financial Officer

  /s/ H. Allen Corey
  -----------------------------
  H. Allen Corey           Director/Secretary    March 31, 1998