Form 10-Q
period 1998-03-31
SOUTHWEST ROYALTIES HOLDINGS INC
filed 1998-05-14
CIK 1051111

1
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(Mark One)
x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1998

     or

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
927

                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

Number of shares of common stock outstanding as of March 31, 1998 for Southwest Royalties, Inc......100
Number of shares of common stock outstanding as of March 31, 1998 for Southwest Royalties Holdings, Inc..1,075,868

                    SOUTHWEST ROYALTIES, INC.

               SOUTHWEST ROYALTIES HOLDINGS, INC.



                        TABLE OF CONTENTS




                     PART I - FINANCIAL INFORMATION
Page

Item 1.   Consolidated Financial Statements

     Consolidated Balance Sheets as of March 31, 1998 (unaudited)
         and December 31, 1997                             3

     Consolidated Statements of Operations for the three months ended
         March 31, 1998 and 1997 (unaudited)               5

     Consolidated Statements of Cash Flows for the three months ended
         March 31, 1998 and 1997 (unaudited)               7

     Notes to Consolidated Financial Statements            9


Item 2.   Management's Discussion and Analysis of  Financial
Condition and
     Results of Operations                                  13



                PART II - OTHER INFORMATION

Item 6.                                              Exhibits and
Reports on Form 8-K                                         17

                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                             March 31,December 3
1,
                              ASSETS                     1998
1997
-----------------------------------------------------------------
--------------------------------------  -------------
                                            (unaudited)
Current assets
 Cash and cash equivalents                    $25,240  $27,365
  Accounts  receivable,  net  of  allowance  of  $230  and  $254,
respectively                                   6,587    8,376
 Receivables from related parties              2,042    2,556
 Other current assets                          1,351    1,209
                                                       ----------
---------
      Total    current    assets                           35,220
39,506
                                                       ----------
---------

Oil and gas properties, using the full cost method of accounting
       Proved                                             192,510
188,432
 Unproved                                      4,547    4,554
                                                       ----------
---------
                                                          197,057
192,986
   Less  accumulated  depletion,  depreciation  and  amortization
45,810                                         42,240
                                                       ----------
---------
     Oil   and   gas  properties,   net                   151,247
150,746
                                                       ----------
---------
Rental     property,     net                               81,689
81,373
                                                       ----------
---------
Other property and equipment, net              5,600    5,556
                                                       ----------
---------
Other assets
 Restricted cash                               7,392    8,064
 Equity investment in subsidiary               1,951    2,443
 Real estate investments                       4,187    4,203
 Deferred debt costs, net of accumulated amortization of
   $1,414 and $903, respectively               9,015    9,382
 Noncompete covenants, net of accumulated amortization
   of $18                                      1,584        -
 Other, net                                    5,320    4,170
                                                       ----------
---------                                   Total  other   assets
29,449                                         28,262
                                                       ----------
---------
Total   assets                                   $   303,205    $
305,443
                                               =======  ======
                                                    (continued)

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                (in thousands, except share data)

LIABILITIES, MINORITY INTEREST, REDEEMABLE
                 COMMON STOCK AND STOCKHOLDERS' DEFICIT
March 31,  December 31,
-----------------------------------------------------------------
-------------------           1998              1997
                                                       ----------
                                         ----------
                                           (unaudited)
Current liabilities
  Current maturities of long-term debt        $2,924    $ 1,878
    Accounts  payable                                       5,430
7,119
  Accounts payable to related parties                  -      64
    Accrued  expenses                                       3,698
4,049
   Accrued  interest  payable                              10,601
5,401
  Deferred income taxes                                -      254
                                                       ----------
----------
    Total current liabilities                   22,653  18,765
                                                       ----------
----------
Long-term debt                                  282,572        28
1,764
                                                       ----------
----------
Other long-term liabilities                     1,760     1,809
                                                      -----------
----------
Deferred income taxes                            238     2,094
                                                      -----------
----------
Minority interest                               1,490    1,861
                                                      -----------
----------
Redeemable common stock of subsidiary           2,703    2,666
                                                      -----------
----------
Redeemable common stock                         8,290    8,290
                                                       ----------
----------
Stockholders' deficit
  Preferred stock - $1 par value; 5,000,000 shares authorized;
    none issued                                    -         -
  Common stock - $.10 par value; 5,000,000 shares authorized;
     1,161,037  issued  at March 31, 1998 and December  31,  1997
116                                             116
  Additional paid-in capital                    2,196    2,196
   Accumulated deficit                           (14,023)      (9
,321)
   Note receivable from an officer and stockholder             (1
,700)                                         (1,707)
  Less:  treasury stock - at cost; 214,215
     shares at March 31, 1998 and December 31, 1997            (3
,090)                                         (3,090)
                                                -----------   ---
--------
    Total stockholders' deficit               (16,501)(11,806)
                                              -----------------
Total liabilities, minority interest, redeemable common stock
      and  stockholders' deficit                $ 303,205       $
305,443
                                              ======    ======







The accompanying notes are an integral part of these consolidated financial statements.

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)

                                      For the three months ended March 31,
--------------------------------------------------
                                                   1998      1997
----------                                    ----------
Operating revenues

  Oil and gas                            $     9,711   $9,583
  Well servicing                                   -    3,131
  Real estate                                  4,911    1,365
  Other                                          438      244
                                          ----------   ----------
Total operating revenues                      15,060   14,323
                                                       ----------
----------
Operating expenses
  Oil and gas production                       5,453    4,002
  Well servicing                                   -    2,432
  Real estate                                  2,138      554
  General and administrative, net of related party management and administrative fees of $897 and
      $885,  respectively                         1,352     1,254
Depreciation,  depletion  and  amortization                 4,265
2,717
  Other                                          375      295
                                                       ----------
---------
     Total operating expenses                 13,583   11,254
                                                       ----------
---------
Operating  income                                 1,477     3,069
----------                                             ----------
(continued)

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              (in thousands, except per share data)

                                     For the three months ended March 31,
-------------------------------------------------
                                                  1998       1997
------------                                   -----------
Other income (expense)
  Interest and dividend income                   443      186
  Interest expense                           (8,353)   (2,988)
  Other                                            3     (33)
                                           ----------- ----------
-
                                             (7,907)   (2,835)
                                           ----------- ----------
-
Income (loss) before income taxes, minority interest and
  equity earnings                            (6,430)      234
  Income tax benefit (provision)               1,944     (75)
                                           ----------- ----------
-
Income   (loss)  before  minority  interest  and    equity   loss
(4,486)                                    159
   Minority  interest in subsidiaries, net of  tax            106
48
   Equity  in  loss of subsidiary, net of  tax              (322)
-
                                           ----------- ----------
-

Net income (loss)                      $     (4,702)   $  207
                                             =======   =======

Income (loss) per common share         $       (4.37)  $  .19
                                             =======   =======
Weighted average shares outstanding        1,075,868   1,083,294
                                             =======   =======




















The accompanying notes are an integral part of these consolidated financial statements

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)
                                     For the three months ended March 31,
---------------------------------------------------
                                                1998      1997
------------                                ------------
Cash flows from operating activities
 Net income (loss)                         $ (4,702)   $  207
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
 Depreciation, depletion and amortization              4,265
2,717                                        Noncash interest
expense                                          648      158
Equity loss of subsidiary                        322        -
 Other noncash items                            (65)       33
 Bad debt expense                                  5        -
 Deferred income taxes                       (1,944)     (64)
 Minority interest in loss of subsidiary               (106)
(48)
 Changes in operating assets and liabilities-
   Accounts receivable                         2,297   (5,318)
Other current assets                              10    (560)
Accounts payable and accrued expenses        (2,100)    3,266
   Accrued interest payable                    5,201      403
   Income taxes payable                            -                (30)
                                             ------------           ---------
Net cash provided by operating activities              3,831        764
                                             ------------           ---------
Cash flows from investing activities
 Proceeds from sale of oil and gas properties             220
20
 Purchase of oil and gas properties          (4,291)   (10,667)
 Purchase of other property and equipment and rental property
(1,036)                                      (4,243)
 Purchase of other assets                    (1,357)    (446)
 Purchase of noncompete covenants           (1,602)        -
 Proceeds from sale of other assets              20      176
 Proceeds from sale of other property and equipment        -
 117
 Purchase of real estate investments              -    (329)
 Change in restricted cash                      672    (547)
 Other                                           22        7
                                            ------------    ---
 ------
 Net cash used by investing activities      (7,352)   (15,912)
                                            ------------    ---
 ------

(continued)

                            SOUTHWEST ROYALTIES HOLDINGS, INC.
AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                         (in thousands)
                           (unaudited)

                                     For the three months ended March 31,
--------------------------------------------------
                                                1998     1997
-------------                              -------------
 Cash flows from financing activities
 Proceeds from borrowings                      2,092   12,701
 Payments on debt                              (276)   (1,914)
 Payments on other long-term liabilities               (49)
(22)
 Increase in other long-term liabilities               -
547
 Cash received on subscriptions receivable             -
2,710
 Purchase of treasury stock                        -    (552)
 Issuance of redeemable common stock, net of issue costs
-                                            2
 Deferred debt cost                            (143)     (52)
Dividends paid to minority interest owners             (31)
(30)
 Purchase of minority interest in subsidiary            (197)
-
                                              ------------------
Net cash provided by financing activities             1,396
13,390

---------                               ---------
Net decrease in unrestricted cash and cash equivalents
(2,125)                                 (1,758)

Unrestricted cash and cash equivalents-
   beginning of period                        27,365    8,284
                                              ---------
---------
Unrestricted cash and cash equivalents - end of period
$ 25,240                                $   6,526
                                               =====    =====

Supplemental disclosures of cash flow information
  Interest paid                              $ 2,504  $  2,427
  Income taxes received                      $     -  $    89


















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

  Southwest is principally involved in the business of oil and gas development and production. Southwest is the general partner of Southwest Partners II and III, which own common stock in Sierra. Southwest sells its oil and gas production to a variety of purchasers, with the prices it receives being dependent upon the oil and gas commodity prices. Red Oak is principally involved in real estate investment and development. Sierra is principally involved in the business of oil and gas well services.

Principles of Consolidation

  The consolidated financial statements include the accounts of SRH and its subsidiaries, each of which are wholly owned, except for Red Oak, Sierra, Midland Southwest Software (`Software") and Threading Products International, LLC ("TPI"), a subsidiary of Southwest. As of March 31, 1998, the Company owned approximately 81% of Red Oak, 39% of Sierra, 99% of Software and 98% of TPI. Effective July 1, 1997, Sierra was deconsolidated and is accounted for using the equity method. The consolidated financial statements include the Company's proportionate share of the assets, liabilities, income and expenses of oil and gas limited partnerships for which it serves as managing general partner. The Company accounts for its investments in Sierra,
Southwest Partners II and III using the equity method, as the Company exercises significant influence over the operations of these partnerships. All significant intercompany transactions have been eliminated.

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

   Since the contracts are accounted for as hedges, premiums paid for such contracts are amortized to oil and gas sales over the term of the agreements. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable under the commodity option contracts are accrued as an increase in oil and gas sales for the applicable periods.

Interim Financial Statements

   In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 1998 and 1997 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Report pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1997 Form 10-K of the Company.

Noncompete covenants

   Noncompete  covenants  are carried at  cost  less  accumulated
amortization.   The  covenants are  being  amortized  over  their
contractual lives of 15 years.

Reporting comprehensive income.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and
(ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The effect of this statement is immaterial to the Company.

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

2.   Subsidiaries, Acquisitions and Dispostions

   In February 1998, Red Oak acquired a real estate fee management and brokerage company in Texas, for a cost of $1.6 million. The transaction was accounted for using the purchase method. The results of operations of the acquired company are included in the consolidated statements of operations from the close date of the acquisition.

3.  Commitments and Contingencies

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

  Management recognizes a financial exposure that may require future expenditures presently existing for oil and gas properties and other operations. As of March 31, 1998, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, management does recognize that by the very nature of its business, significant costs could be incurred to bring the Company into total compliance. The amount of such future expenditures is not readily determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Company's properties. It is reasonably possible this estimate could change materially in the near term.

  In the normal course of its business, the Company is subject to pending or threatened legal actions; in the opinion of management, any such matters will be resolved without material effect on the Company's operations, cash flow or financial position.

4.   Commodity Hedging and Derivative Financial Instruments

   The  Company,  from  time to time, uses  option  contracts  to reduce the effect of the volatility of price changes on commodities the Company produces and sells as well as to lock in prices to protect the economics related to certain capital projects. In March 1998, the Company purchased put options on a total of 13,000 MMBTU of natural gas per day, establishing a floor price of $1.90 for 6,500 MMBTU per day and a floor price of $1.70 for the remaining 6,500 MMBTU per day, for the period from April 1, 1998 through October 31, 1998.

5.   Lines of Business

  The Company operates in three major segments: Oil and Gas Activities (oil and gas acquisition, development, exploration and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and production), Oil and Gas Well Servicing (provides well completion, recompletion and production equipment, transportation services, tank supply rental services and other support and well maintenance services to operating oil and gas companies) and Real Estate Investment and Management (owns and manages retail shopping centers and office buildings). Other items include eliminations, manufacturing, computer service and broker/dealer and the holding Company. Effective July 1, 1997, Sierra, the oil and gas well servicing business, was deconsolidated, therefore income statement information for the three months ended March 31, 1998 is not displayed in the tables and no balance sheet information is displayed.

                                           For the Three Months
                                              Ended March 31,
                                               1998     1997
                                          ---------------------
                                               (in thousands)
  Operating profit (loss)                       (unaudited)

    Oil and gas                              $(546)   $2,913
    Well service                                  -     (45)
    Real estate                               1,978      455
    Other and eliminations                       45    (254)
                                                        ---------
--------
                                             $1,477   $3,069
                                             ======    =====
  Interest Expense
    Oil and gas                              $5,558   $2,183
    Well Service                                  -       55
    Real Estate                               2,781      739
    Other and eliminations                       14       11
                                                       ----------
--------
                                             $8,353   $2,988
                                             ======    =====

  Depreciation, depletion and amortization
     Oil  and  gas                               $3,691    $2,097
Well Service                                       -      315
    Real Estate                                 528      266
    Other and eliminations                       46       39
                                                       ----------
---------
                                             $4,265   $2,717
                                             ======   ======
   Capital expenditures
     Oil and gas                              $4,291   $10,667
     Well service                                  -    3,715
     Real estate                                 528       53
                                                       ----------
----------
                                              $4,819   $14,435
                                             ======   ======

                                             March  31,  December
31,
                                                  1998       1997
----------                                   ----------
  Identifiable assets
    Oil and gas                              $202,111 $205,054
     Real estate                              99,973   98,890
     Other and eliminations                    1,121    1,499
                                                       ----------
----------                                               $303,205
$      305,443                                             ======
======

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

General

  Southwest Royalties Holdings, Inc., a Delaware corporation, was formed in 1997 to serve as a holding company for Southwest Royalties, Inc., Sierra Well Service, Inc. and Midland Red Oak Realty, Inc. SRH is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties, primarily in the Permian Basin of West Texas and southeastern New Mexico, through its wholly-owned subsidiary, Southwest. Since 1983, Southwest has grown primarily through selective acquisitions of producing oil and gas properties, both directly and through the oil and gas partnerships it manages. SRH also participates in the well servicing industry through its affiliate, Sierra, and owns and manages real estate properties through its subsidiary, Red Oak. References in this report to the "Company" are to SRH and its consolidated subsidiaries, including Southwest, Red Oak and Sierra, an unconsolidated affiliate.

  Southwest has grown principally through the acquisition of producing properties, establishing a substantial base of producing and undeveloped properties in the Permian Basin The Company intends to increase its oil and gas reserves, production and cash flow by concentrating on drilling low-risk development wells and by conducting additional development activities such as recompletions. During the first quarter of 1998, the Company drilled 15 gross (6.4 net) wells, of which all were successfully completed as productive.

  The Company places emphasis on profitable acquisition opportunities as long as such opportunities exist. However, the
Company understands the cyclical nature of the oil and gas industry. Therefore, the Company also actively seeks to develop its inventory of existing proved developed non-producing and proved undeveloped reserves. The Company's staff and operations can easily shift emphasis between acquisitions and reserve development depending on market conditions. A significant portion of the Company's reserves are proved undeveloped and are therefore available for development.

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

  Southwest uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a ''full cost pool'' as incurred, and properties in the pool are depleted and charged to operations using the gross revenues method based on the ratio of current gross revenues to total proved future gross revenues, computed based on current prices. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a write down for impairment of oil and gas properties. Once incurred, a write-down of oil and gas properties is not reversible at a later date, even if oil or natural gas prices increase. During most of 1996 and 1997, the Company benefited from higher oil prices as compared to previous years. However, during the first quarter of 1998, oil prices were significantly lower. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in a decrease in the carrying value of the Company's oil and gas properties.

   Red Oak was formed by the Company in 1992 to acquire and manage neighborhood and community shopping centers, other retail and commercial properties and office buildings. These properties are primarily leased, on a long-term basis, to major retail companies, local specialty retailers and professional and business tenants throughout secondary urban markets in the southwestern United States. As of March 31, 1998, Red Oak owned and operates 14 shopping centers, three office buildings and raw land held for future development.

   Effective July 1, 1997, Sierra was deconsolidated from the financial statements of SRH and is subsequently reported using the equity method of accounting. As such, comparisons of revenue and expenses for the three months ended 1998 to the three months ended 1997 are not relevant and therefore no discussion of such results of operations are provided.

Results of Operations

Three  Months Ended March 31, 1998 compared to Three Months Ended
March 31, 1997

  Revenues. Revenues for the Company increased $737,000, or 5%, for the three months ended March 31, 1998 as compared to the same period in 1997, reflecting increased revenues in each of the Company's businesses, with the exception of Sierra which was deconsolidated.

  The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:


                        Three Months Ended
March 31,                         PercentageRevenue
                -----------------------      IncreaseIncrease
                           1998      1997           (Decrease)
(Decrease)
                        ------- ------- --------------      --------------

  Production volumes:
   Oil and condensate (MBbls)       469      272      72% $4,190
   Natural gas (MMcf)     1,522   1,322        15%      510

  Average sales prices:
   Oil and condensate (per Bbl)       $       14.33   $  21.27(33)%  $(3,255)
   Natural gas (per Mcf)   1.93    2.55       (24)%   (944)


  Oil and gas revenues increased $128,000, or 1%, for the three months ended March 31, 1998 as compared to the same period in 1997, due to increases in oil and gas production and decrease in average prices. Oil and gas production increased 72% and 15%, respectively, due to several acquisitions throughout 1997 and a non-recurring settlement with an unrelated operator for approximately 10,300 barrels of oil. Changes in production contributed $4.7 million to increased oil and gas revenues. The average price per barrel of oil was $14.33, a decrease of 33%, and the average price of natural gas was $1.93 per Mcf, a decrease of 24%. These lower oil and gas prices, offset the increase in oil and gas revenue due to production by approximately $4.2 million.

  Real estate revenues increased $3.5 million, or 260%, due primarily to acquisitions completed in the last quarter of 1997.
Other operating revenues increased $194,000.

  Operating Expenses. Operating expenses, before general and administrative expense and depreciation, depletion and amortization, increased $683,000, or 9%, for the three months ended March 31, 1998 as compared to the same period in 1997, due primarily to costs associated with the growth in the Company's businesses through acquisitions.

  Oil and gas operating expense increased $1.5 million, or 36%, due primarily to an increase in the number of oil and gas properties owned by the Company during the period. The average operating expense was $7.54 per Boe for the three months ended March 31, 1998, a decrease of 7% from $8.13 per Boe for the same period in 1997. The decrease on a Boe basis is due to a ongoing effort to decrease operating costs.

  Real estate operating expense increased $1.6 million, or 286%, for the three months ended March 31, 1998 as compared to the same period in 1997, due primarily to acquisitions. Other operating expenses increased $80,000.

  General and Administrative (''G&A'') Expense. G&A expense for the Company increased $98,000, or 8%, for the three months ended March 31, 1998 as compared to the same period in 1997, due primarily to an increase in the Company's activities resulting from recent acquisitions. Oil and gas G&A expense increased approximately $544,000, or 89%, and was $1.60 per Boe, an increase of 29% due primarily to additions to oil and gas technical and administrative staff in conjunction with increases in oil and gas acquisition and development activities. Real estate G&A expense increased $176,000, or 193%, due primarily to administrative staff increases necessitated by Red Oak's significant growth. The G&A expenses for the first quarter of 1998 excluded Sierra, which accounted for $518,000 for the comparable period in 1997.

  Depreciation, Depletion and Amortization (''DD&A'') Expense. DD&A expense for the Company increased $1.5 million, or 57%, for the three months ended March 31, 1998 due to growth in each of the Company's businesses. Oil and gas DD&A expense increased approximately $1.6 million, or 76%. Oil and gas depletion was $4.94 per Boe, an increase of 21% from the same period in 1997. The increase in DD&A expense on an overall basis and per Boe is due primarily to the decrease in the oil price used in the period end reserve reports for March 31, 1998 compared to the reserve reports used for the same period in 1997, which led to a higher depletion rate under the units of revenue depreciation method. Real estate DD&A expense increased approximately $262,000, or 98%, attributable primarily to the impact of acquisitions.

  Interest Expense. Interest expense for the Company increased $5.4 million, or 180%, primarily as a result of increased borrowings incurred to fund a portion of the Company's acquisitions and oil and gas development. Oil and gas interest expense increased approximately $3.4 million, or 155%, as a result of increased borrowings for development drilling and acquisitions made in 1997. The average interest rate paid on these borrowings also increased by approximately 1%. Real estate interest expense increased $2.0 million, or 276%, due to increased debt used to finance acquisitions as compared to the same period in the prior year.

  Net Income. Due to the factors described above, net income for the Company decreased $4.9 million to a loss of $4.7 million for the three months ended March 31, 1998.

  Liquidity and Capital Resources

  As of March 31, 1998, the Company's consolidated cash balance was $25.2 million, of which $23.3 was available to Southwest. Funding for the Company's business activities has historically been provided by operating cash flows, bank borrowings and debt issuance, reserve-based financing and sales of equity. Any future acquisitions may require additional financing and will be dependent upon financing arrangements available at the time.

  As discussed previously, as of July 1, 1997, Sierra Well Service was deconsolidated from SRH and is currently being accounted for using the equity method of accounting; therefore, cash flow information for Sierra is reported for the three months ended March 31, 1997. For the comparable period in 1998, no cash flow information for Sierra was reported.

Net Cash Provided by Operating Activities

   Cash flows provided by operating activities from the Company's operations were $3.8 million and $800 thousand for the three months ended March 31, 1998 and 1997, respectively. The increase is primarily attributable to increases in oil and gas production and revenues resulting principally from acquisitions in all the Company's businesses, which was offset by lower oil prices, higher operating costs and interest expense.

Net Cash Used in Investing Activities

   Cash flows used in investing activities by the Company were $7.4 million for the three months ended March 31, 1998 and $15.9 million for the comparable period in 1997. Acquisitions and oil and gas development activities were the primary uses of funds for both periods.

  In response to the decline in oil prices, the Company has implemented an alternate short-term business plan for its oil and gas operations that delays discretionary development and exploratory projects until the oil prices strengthen. The Company is pursuing a $5.8 million capital expenditure budget for 1998, revised from its previous $17.8 million budget for oil and gas activities. Further revisions may be necessary during the year in response to market conditions. No amount has been budgeted for oil and gas acquisitions, although the Company will continue to search for strategic and complementary oil and gas acquisitions. The Company anticipates capital expenditures in 1998 for Red Oak of approximately $7.2 million for capital improvements, of which $528,000 was expended in the first quarter of 1998. Red Oak has not specified an amount for their 1998 acquisition budget; however, any acquisitions would be funded by non-recourse debt.

Net Cash Provided by Financing Activities.

   Cash provided by the Company's financing activities was $1.4 million and $13.4 million for the three months ended March 31, 1998 and 1997, respectively. Net cash provided by financing activities was mainly used to fund real estate acquisitions in 1998.

  Southwest Credit Facility. The Southwest Credit Facility was amended to provide for a $75 million revolving line of credit maturing in February 1999, subject to semi-annual borrowing base redetermination. The initial borrowing base of $40 million is subject to a $15 million available sub-limit for oil and gas acquisitions, with the balance of the borrowing base available for general corporate purposes. Borrowings accrue interest at LIBOR plus a margin ranging from 1.75% to 2.50% and the facility incurs a quarterly commitment fee of three-eighths of one percent (3/8%) per annum on the daily average of the unadvanced amount of the borrowing base. The Southwest Credit Facility is secured by substantially all of Southwest's proved oil and gas properties. The facility contains a number of covenants that limit loans and advances, investments, and dividends, as well as setting a minimum interest coverage ratio for SRH. The Company and its lenders are currently reviewing the Southwest Credit Facility in light of current oil prices and expect to be completed in May 1998. On March 27, 1998, the covenants were amended to remove the tangible net worth requirement, increase allowable sales of assets from $250,000 to at least $10 million and revise the minimum interest coverage ratio to .7 to 1.0. It is possible, in response to the downward trend in oil and gas prices experienced in the last quarter of 1997 and continuing through the first quarter of 1998, that the borrowing base may decrease significantly and therefore limit the Company's ability to fund future capital expenditures, acquisitions or general working capital through the Southwest Credit Facility.

  For   the  remainder  of  1998,  Red  Oak  intends  to  acquire
additional   real  estate  properties.  Funding  will  likely  be
obtained through an additional increase in the MROP Facility or from other sources.

  The Company believes that availability under the Southwest Credit Facility, the Red Oak Acquisition Facilities, cash flow from operations and current cash balances, will be sufficient for planned operating and capital expenditure requirements for the remainder of 1998. However, if the Company identifies acquisitions in any of its businesses, additional financing will be needed and the Company expects to evaluate all available funding sources including equity and debt financing alternatives.

Other Issues

  The Company has reviewed and evaluated its information systems to determine if its systems accurately process data referencing the year 2000. Substantially all necessary programming modifications to correct year 2000 referencing in internal accounting and operating systems have been made. However, the Company has not completed its evaluation of its vendors and suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Company. The Company expects to have all evaluations completed by early 1999.


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



                   PART II - OTHER INFORMATION

Item 6.

Reports on Form 8-K

  None.


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

                      Date: May 14, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  -----------------        --------              --------

  /s/ H.H. Wommack, III
  -----------------------------
Chairman/President/         May 14, 1998
  H. H. Wommack, III       Chief Executive Officer

  /s/ Bill E. Coggin
  -----------------------------                              Vice
President/Chief             May 14, 1998
  Bill E. Coggin           Financial Officer

  /s/ H. Allen Corey
  -----------------------------
  H. Allen Corey           Director/Secretary    May 14, 1998

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

                      Date: May 14, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  -----------------        --------              --------

  /s/ H.H. Wommack, III
  -----------------------------
Chairman/President/         May 14, 1998
  H. H. Wommack, III       Chief Executive Officer

  /s/ Bill E. Coggin
  -----------------------------                              Vice
President/Chief             May 14, 1998
  Bill E. Coggin           Financial Officer

  /s/ H. Allen Corey
  -----------------------------
  H. Allen Corey           Director/Secretary    May 14, 1998