Form 10-Q
period 1998-06-30
SOUTHWEST ROYALTIES HOLDINGS INC
filed 1998-08-14
CIK 1051111

5
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(Mark One)
x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1998

     or

o Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________

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
Other Jurisdiction of
     Incorporation or Organization)
     Incorporation or Organization)

     75-1917432                              75-2724264
     (I.R.S. Employer                             (I.R.S.
Employer
     Identification Number)             Identification Number)

     407 North Big Spring, Suite 300
     Midland, Texas                               79701
     (Address of Principal Executive Offices)               (Zip
Code)
                         (915) 686-9927
      Registrants' Telephone Number, Including Area Code:

                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Number of shares of common stock outstanding as of June 30,  1998 for Southwest Royalties, Inc........................100.
Number of shares of common stock outstanding as of June 30,  1998 for Southwest Royalties Holdings, Inc...1,075,868.

                    SOUTHWEST ROYALTIES, INC.

               SOUTHWEST ROYALTIES HOLDINGS, INC.



                        TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION          Page

Item 1.   Consolidated Financial Statements

     Consolidated Balance Sheets as of June 30, 1998 (unaudited)
         and December 31, 1997                             3

     Consolidated Statements of Operations for the three and  six months ended
         June 30, 1998 and 1997 (unaudited)                5

     Consolidated Statements of Cash Flows for the three and six months ended
         June 30, 1998 and 1997 (unaudited)                7

     Notes to Consolidated Financial Statements            9


Item 2.   Management's Discussion and Analysis of  Financial
Condition and
         Results of Operations                            18


                   PART II - OTHER INFORMATION

Item 6.                                              Reports on
Form 8-K and Exhibits                                     24

                 PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
              (in thousands, except per share data)

                                              June 30,December
31,
                                               ASSETS   1998
1997
-----------------------------------------------------------------
---------------------------------------------------------------
                                            (unaudited)
Current assets
 Cash and cash equivalents                    $19,491  $27,365
  Accounts  receivable, net of allowance of  $254           6,136
8,376
 Receivables from related parties              2,284    2,556
 Other current assets                          1,501    1,209
                                                       ----------
----------
   Total current assets                       29,412   39,506
                                                       ----------
----------

Oil and gas properties, using the full cost method of accounting
 Proved                                       191,790  188,432
 Unproved                                      4,704    4,554
                                                       ----------
----------
                                              196,494  192,986
   Less  accumulated  depletion,  depreciation  and  amortization
79,154                                        42,240
                                                       ----------
----------
   Oil and gas properties, net                117,340  150,746
                                                       ----------
----------
Rental property, net                          107,406  81,373
                                                       ----------
----------
Other property and equipment, net              5,790    5,556
                                                       ----------
----------
Other assets
 Restricted cash                               7,008    8,064
 Equity investment in subsidiaries             3,470    2,443
 Real estate investments                       3,686    4,203
 Deferred debt costs, net of accumulated amortization of
   $1,971 and $903, respectively               9,094    9,382
 Noncompete covenants, net of accumulated amortization
   of $122                                     1,481        -
 Other, net                                    1,747    4,170
                                                       ----------
----------
 Total other assets                           26,486   28,262
                                                       ----------
----------
Total assets                                  $286,434 $305,443
                                              ======   ======
                                                  (continued)

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              (in thousands, except per share data)

LIABILITIES, MINORITY INTEREST, REDEEMABLE    June 30,December 3
1,
 COMMON STOCK AND STOCKHOLDERS' DEFICIT         1998     1997
-----------------------------------------------------------------
-------------------------------            ----------------------
--------
                                                     (unaudited)
Current liabilities
 Current maturities of long-term debt         $5,331   $1,878
 Accounts payable                              4,888    7,119
 Accounts payable to related parties               -       64
 Accrued expenses                              5,701    4,049
 Accrued interest payable                      5,379    5,401
 Deferred income taxes                             -      254
                                                       ----------
----------
   Total current liabilities                  21,299   18,765
                                                       ----------
----------
Long-term debt                                304,596  281,764
                                                       ----------
----------
Other long-term liabilities                    1,774    1,809
                                                       ----------
----------
Deferred income taxes                              -    2,094
                                                       ----------
----------
Minority interest                              1,219    1,861
                                                       ----------
----------
Redeemable common stock of subsidiary          2,740    2,666
                                                       ----------
----------
Redeemable common stock                        8,290    8,290
                                                       ----------
----------
Stockholders' deficit
 Preferred stock - $1 par value; 5,000,000 shares authorized;
   none issued                                     -        -
 Common stock - $.10 par value; 5,000,000 shares authorized;
   1,161,037 issued                              116      116
 Additional paid-in capital                    2,196    2,196
 Accumulated deficit                          (51,013) (9,321)
  Note  receivable from an officer and stockholder        (1,693)
(1,707)
  Less:   treasury stock - at cost; 214,215 shares        (3,090)
(3,090)
                                                       ----------
----------
   Total stockholders' deficit                (53,484) (11,806)
                                                        ---------
---------
Total liabilities, minority interest, redeemable common stock
   and stockholders' deficit                  $286,434 $305,443
                                              ======   ======









The accompanying notes are an integral part of these consolidated financial statements.

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)

                             Three months endedSix months ended
                                  June 30,         June 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
Operating revenues
 Oil and gas                $ 9,120  $8,263   $18,831  $17,846
 Well servicing                   -   4,658        -    7,789
 Real estate                  5,883   1,765   10,794    3,130
 Other                          351     297      789      541
                                ------------         ------------
------------                ------------
      Total    operating   revenues            15,354      14,983
30,414             29,306
                                ------------         ------------
------------                ------------
Operating expenses
 Oil and gas production       5,209   4,159   10,662    8,161
 Well servicing                   -   3,168        -    5,600
 Real estate                  3,114     668    5,252    1,222
 General and administrative, net of related
   party management and administrative
   fees of $1,721, $1,420, $2,618 and
   $2,305, respectively       1,250   1,683    2,602    2,938
  Depreciation,  depletion and amortization       5,223     3,161
9,488                       5,878
  Impairment  of oil and gas properties          29,000         -
29,000                      -
 Other                          352     356      727      651
                                ------------         ------------
------------                ------------
    Total  operating expenses          44,148    13,195    57,731
24,450
                                ------------         ------------
------------                ------------

Operating income            (28,794)  1,788   (27,317)  4,856
                                ------------         ------------
------------                ------------
Other income (expense)
  Interest  and dividend income           354       203       797
389
 Interest expense           (8,565)  (3,832)  (16,918) (6,819)
 Other                          277    (92)      280    (125)
                                ------------         ------------
------------                ------------
                            (7,934)  (3,721)  (15,841) (6,555)
                                ------------         ------------
------------                ------------
                                                           (conti
nued)

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              (in thousands, except per share data)
                           (unaudited)

                             Three months endedSix months ended
                                  June 30,         June 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
Loss before income taxes, minority interest,
  equity  loss and extraordinary item       $   (36,728) $(1,933)
$  (43,158)             $   (1,699)
 Income tax benefit             404     579    2,348      504
                                ------------         ------------
------------                ------------
Loss before minority interest, equity loss and
 extraordinary item         (36,324) (1,354)  (40,810) (1,195)
  Minority  interest in subsidiaries, net of  tax              93
174                         199      222
  Equity  in loss of subsidiary, net of tax       (759)         -
(1,081)                     -
                                ------------         ------------
------------                ------------
Loss  before extraordinary item       (36,990) (1,180)   (41,692)
(973)
  Extraordinary item, net of tax            -     (490)         -
(490)
                                ------------         ------------
------------                ------------
Net  loss                    $(36,990)     $   (1,670)  $(41,692)
$  (1,463)
                            =======  =======  =======  =======

Loss per common share before extraordinary
 item                       $(34.38) $(1.10)  $(38.75) $(.90)
 Extraordinary loss from early extinguishment
   of debt                        -   (.46)        -    (.45)
                                ------------         ------------
------------                ------------

Loss per common share       $(34.38) $(1.56)  $(38.75) $(1.35)
                            =======  =======  =======  =======
Weighted    average   shares   outstanding              1,075,868
1,076,201                   1,075,868         1,079,748
                            =======  =======  =======  =======



















The accompanying notes are an integral part of these consolidated financial statements

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                             Three months endedSix months ended
                                  June 30,         June 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
Cash flows from operating activities
 Net loss                   $(36,990)     $   (1,670)  $(41,692)
$  (1,463)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
 Depreciation, depletion and amortization      5,223    3,161
9,488                       5,878
 Impairment of oil and gas properties         29,000        -
29,000                      -
 Noncash interest expense            577      385      1,225
543
 Extraordinary loss from early extingushment
   of debt                        -     490        -      490
 Loss (gain) on sale of assets        (261)      125    (261)
125
 Equity loss of subsidiary           759      -        1,081
-
 Other noncash items            142     139       77      172
 Bad debt expense               150       -      155        -
 Deferred income taxes        (404)   (407)   (2,348)   (471)
 Minority interest in loss of subsidiary        (93)    (174)
(199)                       (222)
 Changes in operating assets and liabilities-
   Accounts receivable           73   (170)    2,370   (5,488)
   Other current assets       (263)    (26)    (253)    (586)
   Accounts payable and accrued expenses       1,457    2,581
(643)                       5,847
   Accrued interest payable          (5,223)    (90)     (22)
313
   Income taxes payable           -       -        -     (30)
                            ------------      ------------
------------                ------------
Net cash provided (used) by operating activities       (5,853)
4,344                       (2,022)   5,108
                            ------------      ------------
------------                ------------

Cash flows from investing activities
 Proceeds from sale of oil and gas properties          2,838
62                  3,058        82
 Purchase of oil and gas properties           (2,275)  (8,423)
(6,566)                     (19,090)
 Purchase of other property and equipment
   and rental property      (25,415) (11,837) (26,451) (16,409)
 Purchase of other assets            (790)    (2,214)  (2,147)
(2,660)
 Purchase of noncompete covenants        -        -   (1,602)
 -
 Proceeds from sale of real estate investments           764
 -                   764         -
 Proceeds from sale of other assets          1,040    302
 1,060                     478
 Proceeds from sale of other property and
  equipment and rental property         24      117       24
 234
 Purchase of real estate investments         -        (53)  -
 (53)
 Change in restricted cash          384      (1,912)   1,056
 (2,459)
 Purchase of treasury stock by subsidiary         -   (1,174)
 -               (1,174)
 Other                        (14)     130        8      137
                            ------------      ------------
------------                ------------
 Net cash used by investing activities       (23,444) (25,002)
 (30,796)                  (40,914)
                           ------------      ------------   ---
 ---------                 ------------
                                                  (continued)

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                         (in thousands)
                           (unaudited)

                             Three months endedSix months ended
                                  June 30,         June 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
Cash flows from financing activities
 Proceeds from borrowings         $  24,873   $47,331  $26,965
$  60,032
 Payments on debt             (561)  (27,899)  (837)   (29,813)
 Payments on other long-term liabilities        (14)     (21)
(63)                        (43)
 Increase in other long-term liabilities          28       81
28                    628
 Cash received on subscriptions receivable         -       97
-                   2,807
 Purchase of treasury stock          -        -        -
(552)
 Issuance of redeemable common stock,
   net of issue costs             -      30        -       32
 Deferred debt cost           (637)   (883)    (780)    (935)
 Dividends paid to minority interest owners            (30)
(32)                        (61)     (62)
 Purchase of minority interest in subsidiary           (108)
-                   (305)         -
 Other                          (3)       6      (3)        6
                            ------------      ------------
------------                ------------
Net cash provided by financing activities     23,548   18,710
24,944                      32,100
                            ------------      ------------
------------                ------------
Net decrease in unrestricted cash and
 cash equivalents           (5,749)  (1,948)  (7,874)  (3,706)

Unrestricted cash and cash equivalents -
 beginning of period         25,240   6,526   27,365    8,284
                            ------------      ------------
------------                ------------
Unrestricted cash and cash equivalents -
 end of period              $19,491  $4,578   $19,491  $4,578
                            =======  =======  =======  =======
Supplemental disclosures of cash flow information
 Interest paid              $13,212  $3,471   $15,716  $5,898
 Income taxes received      $     -  $    -   $    -   $   88















      The accompanying notes are and integral part of these consolidated financial statements.

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Southwest is principally involved in the business of oil and gas development and production. Southwest is the general partner of Southwest Partners II and III, which own common stock in Sierra. Southwest sells its oil and gas production to a variety of purchasers, with the prices it receives being dependent upon oil and gas commodity prices. Red Oak is principally involved in real estate investment and development. Sierra is principally involved in the business of oil and gas well services.

Principles of Consolidation

  The consolidated financial statements include the accounts of SRH and its subsidiaries, each of which are wholly owned, except for Red Oak, Sierra, Midland Southwest Software (`Software") and Threading Products International, LLC ("TPI"), a subsidiary of Southwest. As of June 30, 1998, the Company owned approximately 81% of Red Oak, 39% of Sierra, 99% of Software and 98% of TPI. Effective July 1, 1997, Sierra was deconsolidated and is accounted for using the equity method. The consolidated financial statements include the Company's proportionate share of the assets, liabilities, income and expenses of oil and gas limited partnerships for which it serves as managing general partner. The Company accounts for its investments in Sierra, Southwest Partners II and III using the equity method. All significant intercompany transactions have been eliminated.

Commodity Hedging and Derivative Financial Instruments

   The financial instruments that the Company accounts for as hedging contracts must meet the following criteria: the underlying asset must expose the Company to price risk that is not offset in another asset or liability, the hedging contract must reduce that price risk, and the instrument must be designated as a hedge at the inception of the contract and throughout the contract period. In order to qualify as a hedge, there must be a clear correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset such that changes in the market value of the financial instrument will be offset by the effect of price changes on the exposed items.

   Since the contracts are accounted for as hedges, premiums paid for such contracts are amortized to oil and gas sales over the term of the agreements. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable under the commodity option contracts are accrued as an increase in oil and gas sales for the applicable periods.

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies - continued

Noncompete covenants

   Noncompete  covenants  are carried at  cost  less  accumulated
amortization.   The  covenants are  being  amortized  over  their
contractual lives, generally three to five years.

Reporting Comprehensive income

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and
(ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement has no effect on the Company.

Segment Reporting

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for public business enterprises for reporting information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company implemented SFAS 131 during 1997.

Interim Financial Statements

   In the opinion of management, the unaudited consolidated financial statements of the Company as of June 30, 1998 and 1997 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

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

2.   Subsidiaries, Acquisitions and Dispositions

  During the six months ended June 30, 1998, Red Oak acquired three office buildings one real estate fee management and brokerage company and one retail shopping mall for approximately $26 million. The transactions were accounted for using the purchase method. The results of operations of the acquired properties and the real estate fee management and brokerage company are included in the Consolidated Statements of Operations as of the close of each acquisition.

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

  Property and equipment, including oil and gas well servicing, rental property and other, consists of the following (in thousands):
                               June 30, 1998   December 31,
                               ----------------------------------
                                (unaudited)   1997      1996
                                             ------    ------

     Land                       $  2,287  $  2,157  $  2,157
       Building   and  improvements             1,419       1,413
1,326
     Machinery and equipment       2,667     2,277     7,365
     Furniture and fixtures        1,761     1,743     1,714
      Equipment  under capital  lease              659        614
1,000
     Rental property             110,785    83,696    30,287
                                   ----------            --------
--------
                                 119,578    91,900    43,849
      Less  accumulated  depreciation            6,382      4,971
5,171
                                   ----------            --------
--------
                                $113,196  $ 86,929  $ 38,678
                                  ======     =====     =====
4. Long-term Debt

   Long-term debt consists of the following (in thousands):

                               June 30, 1998   December 31,
                               ----------------------------------
                                (unaudited)   1997      1996
                                             ------    ------
     10.5% Senior Notes, interest payable
      semi-annually due October 15, 2004,
      net of discount of $2,245 and $2,346,
      respectively              $197,755  $197,654  $      -
     13% Notes payable, due April 2000.
      Cash interest of 10% payable monthly
      with additional interest payable based
      on excess cash flow or through
      the issuance of additional notes.
       Collateralized  by  real estate.         71,502     70,628
-
     Revolving line of credit with variable-
      rate interest, due February 1999.
       Collateralized  by  oil and gas  properties            100
100   28,125
     9% Notes payable, with variable
      quarterly payments including interest,
      due December 2003.               -         -    27,649

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-term Debt - continued
                               June 30, 1998   December 31,
                               ----------------------------------
                                (unaudited)   1997      1996
                                             ------    ------
     10% Note payable, interest payable monthly,
      due June 1998.                   -         -     9,000
     12% Note payable, interest payable
       semi-annually  due November  2001.            -          -
7,143
       Capital   lease   obligations              385         473
352
     Note payable at 3-year U.S. Treasury plus
      3.875%, monthly payments of $41
       including  interest, due  February  2002                 -
-     4,428
     Note payable at 3-year U.S. Treasury plus
      3.5%, monthly payments of $46
       including  interest, due  November  2002                 -
-     4,954
     Note payable, at prime plus 1.5%, monthly
      payments of $68 including interest,
      due September 2003..             -         -     7,106
     Notes payable due July 2001.  Variable rate
      interest due and payable monthly with
      additional 1% payable based on the lock
       box  agreement.   Net of discount of  $1,944.       13,557
-     -
     Other                        26,628    14,787     5,048
                                                       ----------
----------                      --------
                                              309,927     283,642
93,805
     Less current maturities       5,331     1,878    10,216
                                                       ----------
----------                      --------
                                             $304,596    $281,764
$    83,589
                                               ======      ======
=====

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

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-term Debt - continued

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

13% Note Payable

  In April 1997 MROP entered into a $42 million credit facility maturing in April 2000 with an institutional lender (the "MROP Facility"). The MROP Facility was executed in order to consolidate six mortgage loans, originally incurred to complete the acquisition of certain Red Oak properties and to finance the acquisition of an additional real estate property. Borrowings under the facility bear interest at a rate of 13%, with 10% payable in cash and the remaining 3% payable in cash or additional notes. The facility contains a number of covenants that, among other things, restrict the ability of MROP to incur additional indebtedness and dispose of assets. The facility is secured by a first lien on substantially all of MROP's properties. In September 1997, the Company negotiated an additional $30.5 million in loan proceeds which was used to acquire a retail shopping center and office building in Oklahoma City, Oklahoma and a retail shopping center in San Antonio, Texas. The loan is collateralized by the properties purchased, and by properties contributed by the Company. At December 31, 1997 and June 30, 1998 the Company was not in compliance with certain reporting requirements of the term note. The Company has obtained waivers for those events of non-compliance.

Revolving Line of Credit

  The revolving credit line allows Southwest to borrow the lesser of $75 million or the borrowing base which is redetermined periodically. As of December 31, 1996, the borrowing base was $28.1 million and as of December 31, 1997, the borrowing base was $40 million. As of June 30, 1998, the borrowing base was $100,000. The revolving line of credit agreement provides for the revolver to become due and payable on February 28, 1999. Fees on the unused portion of the revolving line of credit are three-eighths of one percent (3/8%) per annum on the daily average of the unadvanced amount of the borrowing base.

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

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-term Debt - continued

9% Note Payable

  In August 1995, a subsidiary of Southwest entered into a note agreement which provided for $30.3 million to purchase oil and gas properties. In October 1997, this note was repaid with a portion of the proceeds from the aforementioned Note.

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

Variable Rate Notes Payable

  In June 1998, MRO N Cross, Inc., a wholly owned subsidiary of Midland Red Oak Realty, Inc. negotiated two notes payable in the amount of $13.5 million, net of a $2 million discount, and $2.5 million. The $13.5 million note was used for the acquisition of rental property in the amount of $12.9 million with the remaining $600,000 to be used for capital improvements to the rental property purchased. The $2.5 million note is for capital improvements to the rental property purchased and has not been utilized as of June 30, 1998. The notes are collateralized by the property purchased.

Extinguishment of Debt

  In 1997, the Company repaid the aforementioned 9% Note Payable, 10% Note Payable and 12% Note Payable. The remaining unamortized deferred debt costs associated with these notes resulted in an extraordinary charge of $4,350,000, net of $1,241,000 of tax benefit, or $2.88 per share.

  Aggregate maturities of all long-term debt as of June 30, 1998, including capital leases, are as follows (in thousands):

         For the twelve
         months ended
         June 30, 1998                        $5,331
         June 30, 1999                         1,122
         June 30, 2000                         72,112
         June 30, 2001                        13,866
         June 30, 2002                         2,318
         Thereafter                           215,178

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies

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

  Management recognizes a financial exposure that may require future expenditures presently existing for oil and gas properties and other operations. As of June 30, 1998, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, management does recognize that by the very nature of its business, significant costs could be incurred to bring the Company into total compliance. The amount of such future expenditures is not readily determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Company's properties. It is reasonably possible this estimate could change materially in the near term.

  In the normal course of its business, the Company is subject to pending or threatened legal actions; in the opinion of management, any such matters will be resolved without material effect on the Company's operations, cash flow or financial position.

6.   Commodity Hedging and Derivative Financial Instruments

   The Company, from time to time, uses option contracts to mitigate the volatility of price changes on commodities the Company produces and sells as well as to lock in prices to protect the economics related to certain capital projects. Prior to June 30, 1998, the Company purchased put options on a total of 13,000 MMBtu of natural gas per day. These options expire on October 31, 1998 and have a strike price, based on the El Paso Natural Gas Co. - Permian Basin Index, of $1.90 for 6,500 MMBtu per day and $1.70 for the remaining 6,500 MMBtu per day. In May 1998, the Company purchased a collar for 1,500 MMBtu of natural gas per day which expires on October 31, 1998. The collar has a call strike price of $2.63 per MMBtu and a put strike price of $1.95 per MMBtu based on the NYMEX Henry Hub Natural Gas Futures Contract.

  In August 1998, the Company purchased an additional put option on a total of 15,000 MMBtu of natural gas per day with a strike price of $2.00 per MMBtu. The option is based on the El Paso Natural Gas Co. - Permian Basin Index and is for the period from November 1, 1998 through March 31, 1999.

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Impairment of Oil and Gas Properties

  Southwest uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a ''full cost pool'' as incurred, and properties in the pool are depleted and charged to operations using the gross revenues method based on the ratio of current gross revenues to total proved future gross revenues, computed based on current prices. Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves, thus a noncash adjustment of $29.0 million was made to the financial statement. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if oil or natural gas prices increase.

8. Lines of Business

  The Company operates in three major segments: Oil and Gas Activities (oil and gas acquisition, development, exploration and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and production), Oil and Gas Well Servicing (provides well completion, recompletion and production equipment, transportation services, tank supply rental services and other support and well maintenance services to operating oil and gas companies) and Real Estate Investment and Management (owns and manages retail shopping centers and office buildings). Other items include eliminations, manufacturing, computer service and broker/dealer and the holding company. Effective July 1, 1997, Sierra, the oil and gas well servicing business, was deconsolidated, therefore income statement information for the six months ended June 30, 1998 is not displayed in the tables and no balance sheet information is displayed as of June 30, 1998.

                             Three months endedSix months ended
                                  June 30,         June 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
                              (in thousands)   (in thousands)
                               (unaudited)      (unaudited)
 Operating profit (loss)
    Oil  and gas              $(30,428)     $   910  $   (30,974)
$  3,823
   Well service                   -     229        -      184
   Real estate                1,702     621    3,680    1,076
    Other  and  eliminations             (68)      28        (23)
(227)
                            ----------        ----------
----------                  ----------
                             $(28,794)     $   1,788$    (27,317)
$  4,856
                             ======  ======   ======   ======
 Interest Expense
   Oil and gas              $ 5,569  $2,297   $11,127  $4,480
   Well Service                   -     129        -      184
   Real Estate                2,965   1,392    5,746    2,131
     Other  and  eliminations             31        14         45
24
                            ----------        ----------
----------                  ----------
                            $ 8,565  $3,832   $16,918  $6,819
                             ======  ======   ======   ======

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Lines of Business - continued

                             Three months endedSix months ended
                                  June 30,         June 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
                              (in thousands)   (in thousands)
                               (unaudited)      (unaudited)
 Depreciation, depletion and amortization
   Oil and gas              $ 4,478  $2,415   $8,169   $4,512
   Well service                   -     432        -      747
   Real estate                  698     267    1,226      533
     Other  and  eliminations             47        47         93
86
                            ----------        ----------
----------                  ----------
                            $ 5,223  $3,161   $9,488   $5,878
                             ======  ======   ======   ======

 Capital expenditures
   Oil and gas              $ 2,537  $10,820  $6,955   $21,722
   Well service                   -   2,969        -    6,905
   Real estate               25,043   6,410   25,868    6,802
     Other  and  eliminations             110       61        194
70
                            ----------        ----------
----------                  ----------
                            $27,690  $20,260  $33,017  $35,499
                             ======  ======   ======   ======

                                               June   30,December
31,
                                               1998    1997
                                             --------------------
-----
 Identifiable assets
   Oil and gas                                $161,236 $205,054
   Real estate                                124,727  98,890
     Other   and  eliminations                                471
1,499
                                              ----------
----------
                                              $286,434 $305,443
                                              ======   ======

9. Subsequent Events

  In July 1998, Red Oak purchased an additional pad site adjacent to one of its existing properties and a commercial office center for a combined purchase price of $2.2 million. Subsequent to June 30, 1998, Red Oak escrowed approximately $530 thousand to be used towards the purchase price of approximately $25.5 million for a retail pad site, a retail shopping center and a retail mall in Tucson, AZ, Midland, TX and Victoria, TX, respectively.

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

  Southwest has grown principally through the acquisition of producing properties, establishing a substantial base of producing and undeveloped properties in the Permian Basin. The Company intends to increase its oil and gas reserves, production and cash flow by conducting development activities such as recompletions for the remainder of 1998. During the first half of 1998, the Company drilled 17 gross (7.3 net) wells, of which all were successfully completed as productive.

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

  Southwest's revenue, profitability and cash flow are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas it produces. In addition, Southwest's proved reserves and oil and gas production will decline as crude oil and natural gas are produced, unless Southwest is successful in acquiring producing properties or conducts successful exploration and development activities.

  Southwest uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a ''full cost pool'' as incurred, and properties in the pool are depleted and charged to operations using the gross revenues method based on the ratio of current gross revenues to total proved future gross revenues, computed based on current prices. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a writedown for impairment of oil and gas properties. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if oil or natural gas prices increase. During most of 1996 and 1997, the Company benefited from higher oil prices as compared to previous years. However, during the second quarter of 1998, oil prices were significantly lower causing the Company to incur a $29.0 million noncash charge. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

   Red Oak was formed by the Company in 1992 to acquire and manage neighborhood and community shopping centers, other retail and commercial properties and office buildings. These properties are primarily leased, on a long-term basis, to major retail companies, local specialty retailers and professional and business tenants throughout secondary urban markets in the southwestern United States. As of June 30, 1998, Red Oak owns and operates 15 shopping centers, six office buildings and raw land held for future development.

   Effective July 1, 1997, Sierra was deconsolidated from the financial statements of SRH and is subsequently reported using the equity method of accounting. As such, comparisons of revenue and expenses for the six months ended 1998 to the six months ended 1997 are not relevant and therefore no discussion of such results of operations are provided.

Results of Operations

  The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:

                             Three months endedSix months ended
                                  June 30,         June 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
  Production volumes:
  Oil and condensate (MBbls)           460      282      929
554
  Natural gas (MMcf)         1,488   1,543    3,010    2,865

  Average sales prices:
  Oil and condensate (per Bbl)      $12.99   $18.21   $13.66
$  20.52
  Natural gas (per Mcf)    $  1.95  $ 1.87   $ 1.94   $ 2.03

  Revenues. Revenues for the Company increased to $15.4 million and $30.4 million for the three and six months ended June 30, 1998, respectively, as compared to $15.0 million and $29.3 million for the same periods in 1997. Revenues increased in each segment, with the exception of Sierra which was deconsolidated.

  Oil and gas revenues increased 10% to $9.1 million for the three months ended June 30, 1998 and 5% to $18.9 million for the six months ended June 30, 1998, as compared to $8.3 million and $17.9 million for the same periods in 1997. The increase for the three and six months ended June 30, 1998 is primarily due to increases in oil and gas production, offset by a decrease in average oil prices. The majority of the increased production is a direct result of a large oil and gas acquisition in October 1997.

  The Company, from time to time, uses option contracts to mitigate the volatility of price changes on commodities the Company produces and sells as well as to lock in prices to protect the economics related to certain capital projects. Prior to June 30, 1998, the Company purchased put options on a total of 13,000 MMBtu per day, which represents approximately 80% of the Company's gas production. These options expire on October 31,1998 and have a strike price, based on the El Paso Natural Gas Co. - Permian Basin Index, of $1.90 for 6,500 MMBtu per day and $1.70 for the remaining 6,500 MMBTU per day. In May 1998, the Company purchased a collar for 1,500 MMBtu of natural gas per day which expires on October 31, 1998. The collar has a strike price of $2.63 per MMBtu and a put strike price of $1.95 per MMBtu based on the NYMEX Henry Hub Natural Gas Futures Contract. In August 1998, the Company purchased an additional put option on a total of 15,000 MMBtu of natural gas per day based on the El Paso Natural Gas Co. - Permian Basin Index. The option is for the period from November 1, 1998 through March 31, 1999 and has a strike price $2.00 per MMBtu.

  Real estate revenues increased 233% to $5.9 million for the three months ended June 30, 1998 and 245% to $10.8 million for the six months ended June 30, 1998, as compared to $1.8 million and $3.1 million for the same periods in 1997.

  Operating Expenses. Operating expenses, before general and administrative expense, impairment of oil and gas properties and depreciation, depletion and amortization, increased to $8.7 million and $16.6 million for the three and six months ended June 30, 1998, respectively, as compared to $8.4 million and $15.6 million for the same periods in 1997. The increase relates primarily to costs associated with the growth in the Company's businesses through acquisitions, offset by the deconsolidation of Sierra on July 1, 1997.

  Oil and gas operating expense per Boe decreased 6% to $7.35 for the three months ended June 30, 1998 from $7.80 per Boe for the same period in 1997. For the six months ended June 30, 1998, operating expense per Boe decreased 6% to $7.45 from $7.91 per Boe for the same period in 1997. Lease operating expense, the primary oil and gas operating expense, decreased 3% to $5.86 per Boe for the six months ended June 30, 1998 from $6.04 per Boe for the same period in 1997. The decreases on a Boe basis is due to the Company's ongoing efforts to decrease operating costs coupled with divestitures of oil and gas properties with high operating costs.

  Real estate operating expense increased 366% to $3.1million for the three months ended June 30, 1998 and 330% to $5.3 million for the six months ended June 30, 1998, as compared to $668,000 and $1.2 million for the same periods in 1997. These increases were due primarily to acquisitions.

  General and Administrative (''G&A'') Expense. G&A expense for the Company decreased 26% to $1.3 million for the three months ended June 30, 1998 and 11% to $2.6 million for the six months ended June 30, 1998, as compared to $1.7 million and $2.9 million for the same periods in 1997. The decrease is primarily due to the deconsolidation of Sierra which accounted for $1.3 million for the first half of 1997, offset by an increase in the Company's activities resulting from recent acquisitions. Oil and gas G&A expense per Boe decreased 14% to $1.24 for the three months ended June 30, 1998 from $1.44 per Boe for the same period in 1997. For the six months ended June 30, 1998, G&A expense per Boe increased 6% to $1.42 from $1.34 per Boe for the same period in 1997, due primarily to an unexpected charge in the first quarter of 1998. Real estate G&A expense increased to $369,000 and $636,000 for the three and six months ended June 30, 1998, respectively from $208,000 and $299,000 for the comparable periods of 1997. The increases are directly related to administrative staff increases necessitated by Red Oak's significant growth.

  Depreciation, Depletion and Amortization (''DD&A'') Expense. DD&A expense for the Company increased to $5.2 million and $9.5 million for the three and six months ended June 30, 1998, respectively, as compared to $3.2 million and $5.9 million for the same periods in 1997, due to growth in each of the Company's businesses. Oil and gas depletion expense increased 40% to $6.13 per Boe for the three months ended June 30, 1998 from $4.37 per Boe for the same period in 1997. For the six months ended June
30, 1998, depletion expense per Boe increased 31% to $5.53 from $4.23 per Boe for the same period in 1997. The increase in oil and gas depletion expense on an overall basis and per Boe is due primarily to the decrease in the oil price used in the period end reserve reports for June 30, 1998 compared to the reserve reports used for the same period in 1997, which led to a higher depletion rate using the units of revenue depreciation method. Real estate DD&A expense increased to $698,000 and $1.2 million from $267,000 and $533,00 for the three and six months ended June 30, 1998, respectively, due to the impact of acquisitions.

  Impairment of Oil and Gas Properties. Southwest uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a ''full cost pool'' as incurred, and properties in the pool are depleted and charged to operations using the gross revenues method based on the ratio of current gross revenues to total proved future gross revenues, computed based on current prices. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a writedown for impairment of oil and gas properties. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if oil or natural gas prices increase. As of June 30, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves, discounted at 10%, primarily due to depressed commodity prices; thus, the Company incurred a noncash charge of $29.0 million for the three and six months ended June 30, 1998.

  Interest Expense. Interest expense for the Company increased to $8.6 million and $16.9 million for the three and six months ended June 30, 1998, respectively, as compared to $3.8 million and $6.8 million for the same periods in 1997. The increases result from increased borrowings incurred to fund a portion of the Company's acquisitions and oil and gas development. Oil and gas interest expense increased to $5.6 million and $11.1 million for the three and six months ended June 30, 1998 from $2.3 million and $4.5 million for the comparable periods in 1997 as a result of increased borrowings for development drilling and acquisitions made in 1997. Real estate interest expense increased 104% to $3.0 million for the three months ended June 30, 1998 and 170% to $5.7 million for the six months ended June 30, 1998, as compared to $1.4 million and $2.1 million for the same periods in 1997. The increases were due to additional debt used to finance acquisitions.

  Income Taxes. The Company recorded an income tax benefit of $404,000 and $2.3 million for the three and six months ended June 30, 1998 as compared to $579,000 and $504,000 for the same periods in 1997. As of June 1998, the Company established a valuation allowance for its deferred tax asset, consisting mainly of net operating loss carryforwards and a temporary difference relating to net oil and gas properties. Future benefits will not be available henceforth; however, the amount of the valuation allowance could be reduced if estimates of future taxable income during the carryforward periods are increased.

  Equity in Loss of Subsidiary. Equity in Loss of Subsidiary resulted in a charge of $759,000 and $1.1 million for the three and six months ended June 30, 1998. These amounts relate to the Company's 39% investment in Sierra, which was deconsolidated on July 1, 1997.

  Net  Income. Due to the factors described above, net  loss  for the  Company  increased $40.2 million to  a  net  loss  of  $41.7 million for the six months ended June 30, 1998, as compared to a net loss of $1.5 million for the same period in 1997.

Liquidity and Capital Resources

  As of June 30, 1998, the Company's consolidated cash balance was $19.5 million, of which $18.1 was available to Southwest. Funding for the Company's business activities has historically been provided by operating cash flows, bank borrowings and debt issuance, reserve-based financing and sales of equity; however, a continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Any future acquisitions may require additional financing and will be dependent upon financing arrangements available at the time. The Company sold $3.1 million of oil and gas properties during the first half of 1998 in an ongoing effort to decrease its production costs and improve its cash position.

  As discussed previously, as of July 1, 1997, Sierra Well Service was deconsolidated from SRH and is currently being accounted for using the equity method of accounting; therefore, cash flow information for Sierra is reported for the six months ended June 30, 1997. For the comparable period in 1998, no cash flow information for Sierra is reported.

Net Cash Provided by Operating Activities

   Net cash used by operating activities was $5.9 million and $2.0 million for the three and six months ended June 30, 1998, respectively, as compared to net cash provided by operating activities of $4.3 million and $5.1 million for the same periods in 1997. The changes are primarily attributable to decreases in average oil prices and an increase in interest expense resulting principally from acquisitions in all the Company's businesses, which was offset by increases in oil and gas production.

Net Cash Used in Investing Activities

   Net cash used in investing activities by the Company were $23.4 million and $30.8 million for the three and six months ended June 30, 1998, as compared to $25.0 million and $40.9 for the comparable periods in 1997. Acquisitions and oil and gas development activities and commercial real estate were the primary uses of funds for both periods.

  As a result of its success in development projects, the Company increased its 1998 oil and gas capital expenditure to $8.1 million, of which $6.6 was expended for the first half of 1998. Further revisions may be necessary for the remainder of the year in response to market conditions. No amount has been budgeted for oil and gas acquisitions, although the Company will continue to search for strategic and complementary oil and gas acquisitions. The Company anticipates Red Oak's capital improvement budget to approximate $7.2 million, of which $1.6 million was expended for the first half of 1998. Red Oak has not specified an amount for their remaining 1998 acquisition budget; however, any additional acquisitions would be funded by non-recourse debt.

Net Cash Provided by Financing Activities.

   Net cash provided by the Company's financing activities was $25.0 million and $32.1 million for the six months ended June 30, 1998 and 1997, respectively. Net cash provided by financing activities was primarily used to fund real estate acquisitions in 1998.

  Southwest Credit Facility. The Southwest Credit Facility was amended to provide for a $75 million revolving line of credit maturing in February 1999, subject to semi-annual borrowing base redetermination. The initial borrowing base of $40 million is subject to a $15 million available sub-limit for oil and gas acquisitions, with the balance of the borrowing base available for general corporate purposes. Borrowings accrue interest at LIBOR plus a margin ranging from 1.75% to 2.50% and the facility incurs a quarterly commitment fee of three-eighths of one percent (3/8%) per annum on the daily average of the unadvanced amount of the borrowing base. The Southwest Credit Facility is secured by substantially all of Southwest's proved oil and gas properties. The facility contains a number of covenants that limit loans and advances, investments, and dividends, as well as setting a minimum interest coverage ratio for SRH. In March 1998, the covenants were amended to remove the tangible net worth requirement, increase allowable sales of assets from $250,000 to at least $10 million and revise the minimum interest coverage ratio from 1.0 to 0.7. During the second quarter, in response to the sustained low oil price environment, the lender issued lower pricing parameters for the computation of the borrowing base for all of its oil and gas customers. Using the new price parameters, Southwest has no current availability under its line of credit. Scheduled redetermination will occur again at the end of the year. The lender schedules quarterly reviews of its pricing policy and should oil prices strengthen, the Company can request a redetermination at that time.

  For the remainder of 1998, Red Oak intends to acquire additional real estate properties. Funding will likely be obtained through an additional increase in the MROP Facility or from other sources that are nonrecourse to SRH and Southwest.

  The Company believes the availability of the Red Oak Acquisition Facilities and current cash balances will be sufficient for planned operating and capital expenditure requirements for the remainder of 1998. However, if the Company identifies acquisitions in any of its businesses, additional financing will be needed and the Company expects to evaluate all available funding sources including equity and debt financing alternatives.

Other Issues

Information Systems for the Year 2000

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

Derivative Instruments and Hedging Activities

  In June 1998, The FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to charges in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

  Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

  This Statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods.

                   PART II - OTHER INFORMATION

ITEM 6.   REPORTS ON FORM 8K AND EXHIBITS

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

                      Date: August 15, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  -----------------        --------              --------

  /s/ H.H. Wommack, III
  -----------------------------
  H. H. Wommack, III       Chairman/President/
                            Chief Executive Officer    August 15,
1998

  /s/ Bill E. Coggin
  -----------------------------
  Bill E. Coggin           Vice President/Chief
                           Financial Officer     August 15, 1998

  /s/ H. Allen Corey
  -----------------------------
  H. Allen Corey           Director/Secretary    August 15, 1998

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

                      Date: August 15, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  -----------------        --------              --------

  /s/ H.H. Wommack, III
  -----------------------------
  H. H. Wommack, III       Chairman/President/
                            Chief Executive Officer    August 15,
1998

  /s/ Bill E. Coggin
  -----------------------------
  Bill E. Coggin           Vice President/Chief
                           Financial Officer     August 15, 1998

  /s/ H. Allen Corey
  -----------------------------
  H. Allen Corey           Director/Secretary    August 15, 1998