Form 10-Q
period 1998-09-30
SOUTHWEST ROYALTIES HOLDINGS INC
filed 1998-11-13
CIK 1051111

3
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(Mark One)
x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1998

     or

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


Number of shares of common stock outstanding as of September  30,
1998 for Southwest Royalties, Inc........................100.
Number of shares of common stock outstanding as of September 30, 1998 for Southwest Royalties Holdings, Inc...1,075,868.

                    SOUTHWEST ROYALTIES, INC.

               SOUTHWEST ROYALTIES HOLDINGS, INC.



                        TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION          Page

Item 1.   Consolidated Financial Statements

     Consolidated Balance Sheets as of September 30, 1998
(unaudited)
         and December 31, 1997                             3

     Consolidated Statements of Operations for the three and
nine months ended
         September 30, 1998 and 1997 (unaudited)           5

     Consolidated Statements of Cash Flows for the three and nine months ended
         September 30, 1998 and 1997 (unaudited)           7

     Notes to Consolidated Financial Statements            9


Item 2.   Management's Discussion and Analysis of  Financial
Condition and
         Results of Operations                            18


                   PART II - OTHER INFORMATION

Item 6.                                              Reports on
Form 8-K and Exhibits                                     24

                 PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
              (in thousands, except per share data)

                                           September 30,December
31,
                                               ASSETS   1998
1997
-----------------------------------------------------------------
---------------------------------------------------------------
                                            (unaudited)
Current assets
 Cash and cash equivalents                    $20,027  $27,365
  Accounts  receivable,  net  of  allowance  of  $265  and  $254,
respectively                                   6,813    8,376
 Receivables from related parties                673    2,556
 Other current assets                          1,778    1,209
                                                       ----------
----------
   Total current assets                       29,291   39,506
                                                       ----------
----------

Oil and gas properties, using the full cost method of accounting
 Proved                                       193,344  188,432
 Unproved                                      4,735    4,554
                                                       ----------
----------
                                              198,079  192,986
   Less  accumulated  depletion,  depreciation  and  amortization
79,877                                        42,240
                                                       ----------
----------
   Oil and gas properties, net                118,202  150,746
                                                       ----------
----------
Rental property, net                          109,577  81,373
                                                       ----------
----------
Other property and equipment, net              5,916    5,556
                                                       ----------
----------
Other assets
 Restricted cash                               6,502    8,064
 Equity investment in subsidiaries             2,443    2,443
 Real estate investments                       4,013    4,203
 Deferred debt costs, net of accumulated amortization of
   $2,542 and $903, respectively               8,585    9,382
 Noncompete covenants, net of accumulated amortization
   of $196                                     1,407        -
 Other, net                                    2,338    4,170
                                                       ----------
----------
 Total other assets                           25,288   28,262
                                                       ----------
----------
Total assets                                  $288,274 $305,443
                                              ======   ======
                                                  (continued)

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              (in thousands, except per share data)

LIABILITIES, MINORITY INTEREST, REDEEMABLE September 30,December
31,
 COMMON STOCK AND STOCKHOLDERS' DEFICIT         1998     1997
-----------------------------------------------------------------
-------------------------------            ----------------------
--------
                                                     (unaudited)
Current liabilities
 Current maturities of long-term debt         $78,450  $1,878
 Accounts payable                              4,087    7,119
 Accounts payable to related parties               -       64
 Accrued expenses                              7,680    4,049
 Accrued interest payable                     10,808    5,401
 Deferred income taxes                             -      254
                                                       ----------
----------
   Total current liabilities                  101,025  18,765
                                                       ----------
----------
Long-term debt                                233,168  281,764
                                                       ----------
----------
Other long-term liabilities                    1,795    1,809
                                                       ----------
----------
Deferred income taxes                              -    2,094
                                                       ----------
----------
Minority interest                                864    1,861
                                                       ----------
----------
Redeemable common stock of subsidiary          2,777    2,666
                                                       ----------
----------
Redeemable common stock                        8,290    8,290
                                                       ----------
----------
Stockholders' deficit
 Preferred stock - $1 par value; 5,000,000 shares authorized;
   none issued                                     -        -
 Common stock - $.10 par value; 5,000,000 shares authorized;
   1,161,037 issued                              116      116
 Additional paid-in capital                    2,196    2,196
 Accumulated deficit                          (57,181) (9,321)
  Note  receivable from an officer and stockholder        (1,686)
(1,707)
  Less:   treasury stock - at cost; 214,215 shares        (3,090)
(3,090)
                                                       ----------
----------
   Total stockholders' deficit                (59,645) (11,806)
                                                        ---------
---------
Total liabilities, minority interest, redeemable common stock
   and stockholders' deficit                  $288,274 $305,443
                                              ======   ======









The accompanying notes are an integral part of these consolidated financial statements.

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)

                             Three months endedNine months ended
                               September 30,    September 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
Operating revenues
 Oil and gas                $ 7,357  $7,073   $26,188  $24,919
 Well servicing                   -       -        -    7,789
 Real estate                  6,965   1,899   17,759    5,029
 Other                          366     347    1,155      888
                                ------------         ------------
------------                ------------
      Total    operating   revenues            14,688       9,319
45,102             38,625
                                ------------         ------------
------------                ------------
Operating expenses
 Oil and gas production       4,234   4,005   14,896   12,166
 Well servicing                   -       -        -    5,600
 Real estate                  3,534     685    8,786    1,907
 General and administrative, net of related
   party management and administrative
   fees of $905, $695, $2,752 and
   $3,000, respectively       1,106     912    3,708    3,850
  Depreciation,  depletion and amortization       1,707     2,215
11,195                      8,093
  Impairment  of oil and gas properties               -         -
29,000                      -
 Other                          325     352    1,052    1,003
                                ------------         ------------
------------                ------------
    Total  operating expenses          10,906     8,169    68,637
32,619
                                ------------         ------------
------------                ------------

Operating income (loss)       3,782   1,150   (23,535)  6,006
                                ------------         ------------
------------                ------------
Other income (expense)
  Interest  and dividend income           346       156     1,143
545
 Interest expense           (9,584)  (4,131)  (26,502) (10,950)
 Other                           26      59      306     (66)
                                ------------         ------------
------------                ------------
                            (9,212)  (3,916)  (25,053) (10,471)
                                ------------         ------------
------------                ------------
                                                           (conti
nued)

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              (in thousands, except per share data)
                           (unaudited)

                             Three months endedNine months ended
                               September 30,    September 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
Loss before income taxes, minority interest,
  equity  loss and extraordinary item       $   (5,430)  $(2,766)
$  (48,588)             $   (4,465)
 Income tax benefit               -   1,022    2,348    1,526
                                ------------         ------------
------------                ------------
Loss before minority interest, equity loss and
 extraordinary item         (5,430)  (1,744)  (46,240) (2,939)
  Minority  interest in subsidiaries, net of  tax             290
100                         489      322
  Equity  in loss of subsidiary, net of tax      (1,028)        -
(2,109)                     -
                                ------------         ------------
------------                ------------
Loss  before extraordinary item       (6,168)  (1,644)   (47,860)
(2,617)
  Extraordinary item, net of tax            -         -         -
(490)
                                ------------         ------------
------------                ------------
Net  loss                     $(6,168) $(1,644)  $(47,860)      $
(3,107)
                            =======  =======  =======  =======

Loss per common share before extraordinary
 item                       $(5.74)  $(1.53)  $(44.49) $(2.43)
 Extraordinary loss from early extinguishment
   of debt                        -       -        -    (.45)
                                ------------         ------------
------------                ------------

Loss per common share       $(5.74)  $(1.53)  $(44.49) $(2.88)
                            =======  =======  =======  =======
Weighted    average   shares   outstanding              1,075,868
1,075,868                   1,075,868         1,078,454
                            =======  =======  =======  =======



















The accompanying notes are an integral part of these consolidated financial statements

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                             Three months endedNine months ended
                               September 30,    September 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
Cash flows from operating activities
 Net loss                   $(6,168) $(1,644) $(47,860)     $
(3,107)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
 Depreciation, depletion and amortization      1,707    2,215
11,195                      8,093
 Impairment of oil and gas properties              -        -
29,000                      -
 Noncash interest expense            800      1,117    2,025
1,660
 Extraordinary loss from early extingushment
   of debt                        -       -        -      490
 Loss (gain) on sale of assets         (23)      (6)    (284)
119
 Equity loss of subsidiary           1,028    -        2,109
-
 Other noncash items             97   (341)      174    (169)
 Bad debt expense                32       -      187        -
 Deferred income taxes            -   (813)   (2,348)  (1,284)
 Minority interest in loss of subsidiary       (290)    (100)
(489)                       (322)
 Changes in operating assets and liabilities-
   Accounts receivable          909   (560)    3,279   (6,048)
   Other current assets          46    (27)    (207)    (613)
   Accounts payable and accrued expenses       1,177      876
5,408                       6,723
   Accrued interest payable          5,430    3,917    534
4,230
   Income taxes payable           -       5        -     (25)
                            ------------      ------------
------------                ------------
Net cash provided by operating activities      4,745    4,639
2,723                       9,747
                            ------------      ------------
------------                ------------

Cash flows from investing activities
 Proceeds from sale of oil and gas properties          738
1,064                       3,796    1,146
 Purchase of oil and gas properties           (2,323)  (7,432)
(8,889)                     (26,522)
 Purchase of other property and equipment
   and rental property      (3,211)  (18,535) (29,662) (34,944)
 Purchase of other assets            (1,095)       -   (3,242)
(2,660)
 Purchase of noncompete covenants        -        -   (1,602)
 -
 Proceeds from sale of real estate investments             -
 -                   764         -
 Proceeds from sale of other assets          77       -
 1,137                     -
 Proceeds from sale of other property and
  equipment and rental property         27        -       51
 -
 Purchase of real estate investments         (328)    (4)
 (328)                     (57)
 Change in restricted cash          506      (2,369)   1,562
 (4,828)
 Purchase of treasury stock by subsidiary         -        -
 -               (1,174)
 Other                           7   (543)       15      306
                            ------------      ------------
------------                ------------
 Net cash used by investing activities       (5,602)  (27,819)
 (36,398)                  (68,733)
                           ------------      ------------   ---
 ---------                 ------------
                                                  (continued)

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                         (in thousands)
                           (unaudited)

                             Three months endedNine months ended
                               September 30,    September 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
Cash flows from financing activities
 Proceeds from borrowings         $  2,330$   27,087   $29,295
$  87,119
 Payments on debt             (869)  (2,174)  (1,706)  (31,987)
 Payments on other long-term liabilities           -     (58)
(57)                        (101)
 Increase in other long-term liabilities          21       96
43                    724
 Cash received on subscriptions receivable         -        -
-                   2,807
 Purchase of treasury stock          -        (30)     -
(582)
 Issuance of redeemable common stock,
   net of issue costs             -       -        -       33
 Deferred debt cost            (61)   (529)    (841)   (1,464)
 Dividends paid to minority interest owners            (28)
(29)                        (89)     (91)
 Purchase of minority interest in subsidiary           -
-                   (305)         -
 Net proceeds from sale of minority interest           -
904                         -        904
 Prepayment penalty on early extinguishment
   of debt                        -   (336)        -    (336)
 Other                            -     (5)      (3)        -
                            ------------      ------------
------------                ------------
Net cash provided by financing activities      1,393   24,926
26,337                      57,026
                            ------------      ------------
------------                ------------
Net increase (decrease) in unrestricted cash and
 cash equivalents               536   1,746   (7,338)  (1,960)

Unrestricted cash and cash equivalents -
 beginning of period         19,491   4,578   27,365    8,284
                            ------------      ------------
------------                ------------
Unrestricted cash and cash equivalents -
 end of period              $20,027  $6,324   $20,027  $6,324
                            =======  =======  =======  =======
Supplemental disclosures of cash flow information
 Interest paid              $ 3,390  $2,806   $19,106  $8,704
 Income taxes received      $     -  $(162)   $    -   $ (74)












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

Principles of Consolidation

  The consolidated financial statements include the accounts of SRH and its subsidiaries, each of which are wholly owned, except for Red Oak, Sierra, Midland Southwest Software ("Software") and Threading Products International, LLC ("TPI"). Software and TPI are subsidiaries of Southwest. As of September 30, 1998, the Company owned approximately 81% of Red Oak, 39% of Sierra, 99% of Software and 98% of TPI. Effective July 1, 1997, Sierra was deconsolidated and is accounted for using the equity method. The consolidated financial statements include the Company's proportionate share of the assets, liabilities, income and expenses of oil and gas limited partnerships for which it serves as managing general partner. The Company accounts for its investments in Sierra, Southwest Partners II and III using the equity method. All significant intercompany transactions have been eliminated.

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

Interim Financial Statements

   In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 1998 and 1997 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

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

2.   Subsidiaries, Acquisitions and Dispositions

  During the nine months ended September 30, 1998, Red Oak acquired four office buildings one real estate fee management and brokerage company, two retail shopping malls and two retail pad sites for approximately $28 million. The transactions were accounted for using the purchase method. The results of operations of the acquired properties and the real estate fee management and brokerage company are included in the Consolidated Statements of Operations as of the close of each acquisition.

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

  Property and equipment, including oil and gas, well servicing, rental property and other, consists of the following (in thousands):
                             September 30, 1998December 31,
                               ----------------------------------
                                (unaudited)   1997      1996
                                             ------    ------

     Land                       $  2,287  $  2,157  $  2,157
       Building   and  improvements             1,419       1,413
1,326
     Machinery and equipment       2,952     2,277     7,365
     Furniture and fixtures        2,365     1,743     1,714
      Equipment  under capital  lease               56        614
1,000
     Rental property             113,675    83,696    30,287
                                   ----------            --------
--------
                                 122,754    91,900    43,849
      Less  accumulated  depreciation            7,261      4,971
5,171
                                   ----------            --------
--------
                                $115,493  $ 86,929  $ 38,678
                                  ======     =====     =====
4. Long-term Debt

   Long-term debt consists of the following (in thousands):

                             September 30, 1998December 31,
                               ----------------------------------
                                (unaudited)   1997      1996
                                             ------    ------
     10.5% Senior Notes, interest payable
      semi-annually due October 15, 2004,
      net of discount of $2,182 and $2,346,
      respectively              $197,818  $197,654  $      -
     13% Notes payable, due April 2000.
      Cash interest of 10% payable monthly
      with additional interest payable based
      on excess cash flow or through
      the issuance of additional notes.
       Collateralized  by  real estate.         71,927     70,628
-
     Revolving line of credit with variable-
      rate interest, due February 1999.
       Collateralized  by oil and  gas  properties             40
100   28,125
     9% Notes payable, with variable
      quarterly payments including interest,
      due December 2003.               -         -    27,649

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-term Debt - continued
                             September 30, 1998December 31,
                               ----------------------------------
                                (unaudited)   1997      1996
                                             ------    ------
     10% Note payable, interest payable monthly,
      due June 1998.                   -         -     9,000
     12% Note payable, interest payable
       semi-annually  due November  2001.            -          -
7,143
       Capital   lease   obligations              286         473
352
     Note payable at 3-year U.S. Treasury plus
      3.875%, monthly payments of $41
       including  interest, due  February  2002                 -
-     4,428
     Note payable at 3-year U.S. Treasury plus
      3.5%, monthly payments of $46
       including  interest, due  November  2002                 -
-     4,954
     Note payable, at prime plus 1.5%, monthly
      payments of $68 including interest,
      due September 2003..             -         -     7,106
     Notes payable due July 2001.  Variable rate
      interest due and payable monthly with
      additional 1% payable based on the lock
       box  agreement.   Net of discount of  $1,778.       13,690
-     -
     Other                        27,857    14,787     5,048
                                                       ----------
----------                      --------
                                              311,618     283,642
93,805
     Less current maturities      78,450     1,878    10,216
                                                       ----------
----------                      --------
                                             $233,168    $281,764
$    83,589
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

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-term Debt - continued

13% Note Payable

  In April 1997 MRO Properties Inc. ("MROP"), a 100% owned subsidiary of Red Oak entered into a $42 million credit facility maturing in April 2000 with an institutional lender (the "MROP Facility"). The MROP Facility was executed in order to consolidate nine mortgage loans, originally incurred to complete the acquisition of certain Red Oak properties and to finance the acquisition of an additional real estate property. Borrowings under the facility bear interest at a rate of 13%, with 10% payable in cash and the remaining 3% payable in cash or additional notes. The facility contains a number of covenants that, among other things, restrict the ability of MROP to incur additional indebtedness and dispose of assets. The facility is secured by a first lien on substantially all of MROP's properties. In September 1997, the Company negotiated an additional $30.5 million in loan proceeds which was used to acquire a retail shopping center and office building in Oklahoma City, Oklahoma and a retail shopping center in San Antonio, Texas. The loan is collateralized by the properties purchased, and by properties contributed by the Company. At December 31, 1997 and September 30, 1998, the Company was not in compliance with certain covenants of the term loan. Under the capital reserve clause of the Agreement, MROP was required to deposit in escrow with the creditor $1 million by September 30, 1998 and an additional $1 million by October 23, 1998, to be used for future capital improvements to the properties. Subsequently, the lender extended the deposit due dates until December 1, 1998. Management is currently negotiating with the lender as well as other lenders to restructure or refinance the loan to free up working capital and make funds available for capital improvement expenditures, as they become necessary. However, there can be no assurance that management will be able to renegotiate or refinance  the  current  facility  and  therefore  under  general accepted accounting principles (GAAP) the entire principal balance outstanding has been classified as current debt. The facility is non-recourse to Red Oak.

Revolving Line of Credit

  The revolving credit line allows Southwest to borrow the lesser of $75 million or the borrowing base which is redetermined periodically. As of December 31, 1996, the borrowing base was $28.1 million and as of December 31, 1997, the borrowing base was $40 million. As of September 30, 1998, the borrowing base was $40,000. The revolving line of credit agreement provides for the revolver to become due and payable on February 28, 1999. Fees on the unused portion of the revolving line of credit are three-eighths of one percent (3/8%) per annum on the daily average of the unadvanced amount of the borrowing base.

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

Variable Rate Notes Payable

  In June 1998, MRO N Cross, Inc., a wholly owned subsidiary of Midland Red Oak Realty, Inc. negotiated two notes payable in the amount of $13.5 million, net of a $2 million discount, and $2.5 million. The $13.5 million note was used for the acquisition of rental property in the amount of $12.9 million with the remaining $600,000 to be used for capital improvements to the rental property purchased. The $2.5 million note is for capital improvements to the rental property purchased and has not been utilized as of September 30, 1998. The notes are collateralized by the property purchased.

Extinguishment of Debt

  In 1997, the Company repaid the aforementioned 9% Note Payable, 10% Note Payable and 12% Note Payable. The remaining unamortized deferred debt costs associated with these notes resulted in an extraordinary charge of $4,350,000, net of $1,241,000 of tax benefit, or $2.88 per share.


  Aggregate maturities of all long-term debt as of September  30,
1998, including capital leases, are as follows (in thousands):
         For the twelve
         months ended
         September 30, 1999                   $78,450
         September 30, 2000                      581
         September 30, 2001                    14,308
         September 30, 2002                      333
         September 30, 2003                    8,305
         Thereafter                           209,641

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

  Management recognizes a financial exposure that may require future expenditures presently existing for oil and gas properties and other operations. As of September 30, 1998, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, management does recognize that by the very nature of its business, significant costs could be incurred to bring the Company into total compliance. The amount of such future expenditures is not readily determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Company's properties. It is reasonably possible this estimate could change materially in the near term.

  In the normal course of its business, the Company is subject to pending or threatened legal actions; in the opinion of management, any such matters will be resolved without material effect on the Company's operations, cash flow or financial position.

6.   Commodity Hedging and Derivative Financial Instruments

   The Company, from time to time, uses option contracts to mitigate the volatility of price changes on commodities the Company produces and sells as well as to lock in prices to protect the economics related to certain capital projects. Prior to September 30, 1998, the Company purchased put options on a total of 13,000 MMBtu of natural gas per day. These options expire on October 31, 1998 and have a strike price, based on the El Paso Natural Gas Co. - Permian Basin Index, of $1.90 for 6,500 MMBtu per day and $1.70 for the remaining 6,500 MMBtu per day. In May 1998, the Company purchased a collar for 1,500 MMBtu of natural gas per day which expires on October 31, 1998. The collar has a call strike price of $2.63 per MMBtu and a put strike price of $1.95 per MMBtu based on the NYMEX Henry Hub Natural Gas Futures Contract.

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

8. Lines of Business

  The Company operates in three major segments: Oil and Gas Activities (oil and gas acquisition, development, exploration and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and production), Oil and Gas Well Servicing (provides well completion, recompletion and production equipment, transportation services, tank supply rental services and other support and well maintenance services to operating oil and gas companies) and Real Estate Investment and Management (owns and manages retail shopping centers and office buildings). Other items include eliminations, manufacturing, computer service and broker/dealer and the holding company. Effective July 1, 1997, Sierra, the oil and gas well servicing business, was deconsolidated, therefore income statement information for the nine months ended September 30, 1998 is not displayed in the tables and no balance sheet information is displayed as of September 30, 1998.

                             Three months endedNine months ended
                               September 30,    September 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
                              (in thousands)   (in thousands)
                               (unaudited)      (unaudited)
 Operating profit (loss)
    Oil  and  gas              $ 1,685  $  451   $(29,289)      $
4,274
   Well service                   -       -        -      184
   Real estate                2,094     755    5,774    1,831
    Other  and  eliminations             3         (56)      (20)
(283)
                            ----------        ----------
----------                  ----------
                             $  3,782   $1,150   $(23,535)      $
6,006
                             ======  ======   ======   ======
 Interest Expense
   Oil and gas              $ 5,719  $2,375   $16,846  $6,855
   Well Service                   -       -        -      184
   Real Estate                3,882   1,749    9,628    3,880
     Other  and  eliminations             (17)      7          28
31
                            ----------        ----------
----------                  ----------
                            $ 9,584  $4,131   $26,502  $10,950
                             ======  ======   ======   ======

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Lines of Business - continued

                             Three months endedNine months ended
                               September 30,    September 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
                              (in thousands)   (in thousands)
                               (unaudited)      (unaudited)
 Depreciation, depletion and amortization
   Oil and gas              $   852  $1,883   $9,021   $6,395
   Well service                   -       -        -      747
   Real estate                  808     293    2,034      826
     Other  and  eliminations             47        39        140
125
                            ----------        ----------
----------                  ----------
                            $ 1,707  $2,215   $11,195  $8,093
                             ======  ======   ======   ======

 Capital expenditures
   Oil and gas              $ 2,534  $5,431   $9,489   $27,153
   Well service                   -       -        -    6,905
   Real estate                4,174  20,507   30,042   27,309
     Other  and  eliminations             106       29        300
99
                            ----------        ----------
----------                  ----------
                            $ 6,814  $25,967  $39,831  $61,466
                             ======  ======   ======   ======

                                           September  30,December
31,
                                               1998    1997
                                             --------------------
-----
 Identifiable assets
   Oil and gas                                $162,909 $205,054
   Real estate                                126,837  98,890
    Other  and eliminations                               (1,472)
1,499
                                              ----------
----------
                                              $288,274 $305,443
                                              ======   ======

9. Subsequent Events

  In October 1998, Red Oak purchased an office building in Midland, TX for a purchase price of $1.1 million. Subsequent to September 30, 1998, Red Oak escrowed approximately $1.5 million to be used towards the purchase price of approximately $21.0 million for a retail mall in Victoria, TX.

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

  Southwest has grown principally through the acquisition of producing properties, establishing a substantial base of producing and undeveloped properties in the Permian Basin. In the nine months ended September 30, 1998, Southwest drilled 15 gross (5.72 net) development wells and 8 gross (3.53 net) exploratory wells. Southwest successfully completed 15 gross (5.72 net) development wells and 7 gross (2.53 net) exploratory wells, achieving 100% and 88% drilling success in its development and exploration activities, respectively. The Company expects to invest $1.2 million in capital expenditures during the last quarter of 1998 on continuous development commitments and non-operated property development.

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

  Southwest's revenue, profitability and cash flow are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas it produces. Throughout 1998 and currently, the company as well as the oil and gas industry as a whole, is experiencing severe decreases in oil and gas commodity prices. The severe decrease in the commodity prices has drastically affected revenues and cashflows from operations received by the company. Based on current commodity prices and production, the company is limited in its ability to meet operating and capital needs beyond 1999. Management is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is exploring various strategies for addressing its current and future liquidity needs. In addition, Southwest's proved reserves and oil and gas production will decline as crude oil and natural gas are produced, unless Southwest is successful in acquiring producing properties or conducts successful exploration and development activities.

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

   Red Oak was formed by the Company in 1992 to acquire and manage neighborhood and community shopping centers, other retail and commercial properties and office buildings. These properties are primarily leased, on a long-term basis, to major retail companies, local specialty retailers and professional and business tenants throughout secondary urban markets in the southwestern United States. As of September 30, 1998, Red Oak owns and operates 16 shopping centers, eight office buildings and raw land held for future development.

   Effective July 1, 1997, Sierra was deconsolidated from the financial statements of SRH and is subsequently reported using the equity method of accounting. As such, comparisons of revenue and expenses for the nine months ended 1998 to the nine months ended 1997 are not relevant and therefore no discussion of such results of operations are provided.

Results of Operations

  The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:

                             Three months endedNine months ended
                               September 30,    September 30,
                        -----------------------------------------
------------
                               1998     1997     1998     1997
                             -------   ------   ------   ------
  Production volumes:
  Oil and condensate (MBbls)           412      264    1,341
818
  Natural gas (MMcf)         1,325   1,277    4,336    4,142

  Average sales prices:
  Oil and condensate (per Bbl)      $12.04   $17.00   $13.16
$  19.39
  Natural gas (per Mcf)    $  1.66  $ 1.99   $ 1.85   $ 2.01

  Revenues. Revenues for the Company increased to $14.7 million and $45.1 million for the three and nine months ended September
30, 1998, respectively, as compared to $9.3 million and $38.6 million for the same periods in 1997. Revenues increased in each segment, with the exception of Sierra which was deconsolidated.

  Oil and gas revenues increased 4% to $7.4 million for the three months ended September 30, 1998 and 5% to $26.3 million for the nine months ended September 30, 1998, as compared to $7.1 million and $25.0 million for the same periods in 1997. The increase for the three and nine months ended September 30, 1998 is primarily due to increases in oil and gas production, offset by a decrease in average oil and natural gas prices. The majority of the increased production is a direct result of a large oil and gas acquisition in October 1997.

  The Company, from time to time, uses option contracts to mitigate the volatility of price changes on commodities the Company produces and sells as well as to lock in prices to protect the economics related to certain capital projects. Prior to September 30, 1998, the Company purchased put options on a total of 13,000 MMBtu per day, which represents approximately 80% of the Company's gas production. These options expire on October 31,1998 and have a strike price, based on the El Paso Natural Gas Co. - Permian Basin Index, of $1.90 for 6,500 MMBtu per day and $1.70 for the remaining 6,500 MMBTU per day. In May 1998, the Company purchased a collar for 1,500 MMBtu of natural gas per day which expires on October 31, 1998. The collar has a strike price of $2.63 per MMBtu and a put strike price of $1.95 per MMBtu based on the NYMEX Henry Hub Natural Gas Futures Contract. In August 1998, the Company purchased an additional put option on a total of 15,000 MMBtu of natural gas per day based on the El Paso Natural Gas Co. - Permian Basin Index. The option is for the period from November 1, 1998 through March 31, 1999 and has a strike price $2.00 per MMBtu.

  Real estate revenues increased 267% to $7.0 million for the three months ended September 30, 1998 and 253% to $17.8 million for the nine months ended September 30, 1998, as compared to $1.9 million and $5.0 million for the same periods in 1997.

  Operating Expenses. Operating expenses, before general and administrative expense, impairment of oil and gas properties and depreciation, depletion and amortization, increased to $8.1 million and $24.7 million for the three and nine months ended September 30, 1998, respectively, as compared to $5.0 million and $20.7 million for the same periods in 1997. The increase relates primarily to costs associated with the growth in the Company's businesses through acquisitions, offset by the deconsolidation of Sierra on July 1, 1997.

  Oil and gas operating expense per Boe decreased 20% to $6.69 for the three months ended September 30, 1998 from $8.40 per Boe for the same period in 1997. For the nine months ended September 30, 1998, operating expense per Boe decreased 11% to $7.22 from $8.10 per Boe for the same period in 1997. Lease operating expense, the primary oil and gas operating expense, decreased 8% to $5.82 per Boe for the nine months ended September 30, 1998 from $6.34 per Boe for the same period in 1997. The decreases on a Boe basis is due to the Company's ongoing efforts to decrease operating costs coupled with divestitures of oil and gas properties with high operating costs.

  Real estate operating expense increased 416% to $3.5 million for the three months ended September 30, 1998 and 361% to $8.8 million for the nine months ended September 30, 1998, as compared to $685,000 and $1.9 million for the same periods in 1997. These increases were due primarily to acquisitions.

  General and Administrative (''G&A'') Expense. G&A expense for the Company increased 21% to $1.1 million for the three months ended September 30, 1998 and decreased 4% to $3.7 million for the nine months ended September 30, 1998, as compared to $912,000 and $3.8 million for the same periods in 1997. The decrease for the nine months is primarily due to the deconsolidation of Sierra which accounted for $1.3 million for the first half of 1997, offset by an increase in the Company's activities resulting from recent acquisitions. Oil and gas G&A expense per Boe decreased 38% to $.99 for the three months ended September 30, 1998 from $1.60 per Boe for the same period in 1997. For the nine months ended September 30, 1998, G&A expense per Boe decreased 9% to $1.29 from $1.42 per Boe for the same period in 1997. Real estate G&A expense increased to $529,000 and $1.2 million for the three and nine months ended September 30, 1998, respectively from $166,000 and $465,000 for the comparable periods of 1997. The increases are directly related to administrative staff increases necessitated by Red Oak's significant growth.

  Depreciation, Depletion and Amortization (''DD&A'') Expense. DD&A expense for the Company increased to $1.7 million and $11.2 million for the three and nine months ended September 30, 1998, respectively, as compared to $2.2 million and $8.1 million for the same periods in 1997, due to growth in each of the Company's businesses. Oil and gas depletion expense decreased 70% to $1.14 per Boe for the three months ended September 30, 1998 from $3.76 per Boe for the same period in 1997. The decrease in oil and gas depletion expense for the three months ended September 30, 1998 is due to the non-cash charge of $29 million in the second quarter of 1998 which reduced the property base being depleted. For the nine months ended September 30, 1998, depletion expense per Boe increased 3% to $4.19 from $4.08 per Boe for the same period in 1997. The increase in oil and gas depletion expense on an overall basis and per Boe is due primarily to the decrease in the oil price used in the period end reserve reports for September 30, 1998 compared to the reserve reports used for the same period in 1997, which led to a higher depletion rate using the units of revenue depreciation method. The increase, due to price declines was partially offset by the reduction of the depletion base of the $29 million impairment recognized in June of 1998. Real estate DD&A expense increased to $808,000 and $2 million from $293,000 and $826,000 for the three and nine months ended September 30, 1998, respectively, due to the impact of acquisitions.

  Impairment of Oil and Gas Properties. Southwest uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a ''full cost pool'' as incurred, and properties in the pool are depleted and charged to operations using the gross revenues method based on the ratio of current gross revenues to total proved future gross revenues, computed based on current prices. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a writedown for impairment of oil and gas properties. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if oil or natural gas prices increase. The net capitalized cost at June 30, 1998, exceeded the estimated present value of oil and gas reserves, discounted at 10%, primarily due to depressed commodity prices. The Company due to writedown for the impairment incurred a noncash charge of $29 million for the nine months ended September 30, 1998.

  Interest Expense. Interest expense for the Company increased to $9.6 million and $26.5 million for the three and nine months ended September 30, 1998, respectively, as compared to $4.1 million and $10.9 million for the same periods in 1997. The increases result from increased borrowings incurred to fund a portion of the Company's acquisitions and oil and gas development. Oil and gas interest expense increased to $5.7 million and $16.8 million for the three and nine months ended September 30, 1998 from $2.3 million and $6.9 million for the comparable periods in 1997 as a result of increased borrowings for development drilling and acquisitions made in 1997. Real estate interest expense increased 122% to $3.9 million for the three months ended September 30, 1998 and 148% to $9.6 million for the nine months ended September 30, 1998, as compared to $1.7 million and $3.9 million for the same periods in 1997. The increases were due to additional debt used to finance acquisitions.

  Income Taxes. The Company recorded an income tax benefit of $2.3 million for the nine months ended September 30, 1998 as compared to $1 million for the three months ended September 30, 1997 and $1.5 million for the nine months ended September 30, 1997. As of June 1998, the Company established a valuation allowance for its deferred tax asset, consisting mainly of net operating loss carryforwards and a temporary difference relating to net oil and gas properties. Future benefits will not be available henceforth; however, the amount of the valuation allowance could be reduced if estimates of future taxable income during the carryforward periods are increased.

  Equity in Loss of Subsidiary. Equity in Loss of Subsidiary resulted in a charge of $1.0 and $2.1 million for the three and nine months ended September 30, 1998. These amounts relate to the Company's 39% investment in Sierra, which was deconsolidated on July 1, 1997.

  Net  Income. Due to the factors described above, net  loss  for the  Company  increased $44.8 million to  a  net  loss  of  $47.9 million for the nine months ended September 30, 1998, as compared to a net loss of $3.1 million for the same period in 1997.

Liquidity and Capital Resources

  As of September 30, 1998, the Company's consolidated cash balance was $20 million, of which $19.6 was available to Southwest. Funding for the Company's business activities has historically been provided by operating cash flows, bank borrowings and debt issuance, reserve-based financing and sales of equity; however, a continuation of the oil price environment experienced during the first nine months of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Any future acquisitions may require additional financing and will be dependent upon financing arrangements available at the time. The Company sold $3.8 million of oil and gas properties during the first nine months of 1998 in an ongoing effort to decrease its production costs and improve its cash position. Throughout 1998 and currently, the Company as well as the oil and gas industry as a whole, is experiencing severe decreases in oil and gas commodity prices. The severe decrease in the commodity prices has drastically affected revenues and cashflows from operations received by the company. Based on current commodity prices and production, the company is limited in its ability to meet operating and capital needs beyond 1999. Management is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is exploring various strategies for addressing its current and future liquidity needs.

  As discussed previously, as of July 1, 1997, Sierra Well Service was deconsolidated from SRH and is currently being accounted for using the equity method of accounting; therefore, cash flow information for Sierra is reported for the nine months ended September 30, 1997. For the comparable period in 1998, no cash flow information for Sierra is reported.

  Net Cash Provided by Operating Activities

   Net cash provided by operating activities was $4.7 million and $2.7 million for the three and nine months ended September 30, 1998, respectively, as compared to net cash provided by operating activities of $4.6 million and $9.7 million for the same periods in 1997. The changes are primarily attributable to decreases in average oil prices and an increase in interest expense resulting principally from acquisitions in all the Company's businesses, which was offset by increases in oil and gas production.

Net Cash Used in Investing Activities

   Net cash used in investing activities by the Company were $5.6 million and $36.4 million for the three and nine months ended September 30, 1998, as compared to $27.8 million and $68.7 for the comparable periods in 1997. Acquisitions and oil and gas development activities and commercial real estate were the primary uses of funds for both periods.

  The Company has increased its 1998 oil and gas capital expenditure budget to $10.2 million, of which $8.9 million was expended during the first nine months of 1998 for oil and gas acquisitions and developmental activities. The Company expects to invest approximately $1.2 million during the remainder of 1998 to satisfy continuous development commitments and non-operated property development. Further revisions may be necessary for the remainder of the year in response to market conditions. No amount has been budgeted for oil and gas acquisitions, although the Company will continue to search for strategic and complementary oil and gas acquisitions. The Company anticipates Red Oak's capital improvement budget to approximate $10.4 million, of which $4.1 million was expended for the first nine months of 1998. For the remainder of 1998, Red Oak intends to acquire one retail shopping mall. The acquisition will be funded by sources that are non-recourse to SRH and Southwest.

Net Cash Provided by Financing Activities.

   Net cash provided by the Company's financing activities was $1.4 million and $26.3 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash provided by financing activities was primarily used to fund real estate acquisitions in 1998.

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

Other Issues

Information Systems for the Year 2000

  The Company uses a program designed and implemented by Midland Southwest Software, ("Software") a subsidiary of SRH. Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by SRH are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

  Effective July 1998, Red Oak initiated the use of real estate software that is apart from SRH. Red Oak is currently in the process of evaluating year 2000 compliance issues.

  Neither SRH or Red Oak has completed evaluations of vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on operations. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of vendors and suppliers on SRH and Red Oak and thus formulate a contingency plan.

  A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on SRH production, cash flow and overall financial condition, notwithstanding the SRH actions to prepare its own information systems. SRH currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

                            SOUTHWEST ROYALTIES, INC.

                      By:   /s/ H. H. Wommack, III
                            -------------------------------------
--------------
                               H.H.   Wommack,   III,   Chairman,
President,
                            Chief Executive Officer, and Director

                      Date: November 13, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  -----------------        --------              --------

  /s/ H.H. Wommack, III
  -----------------------------
  H. H. Wommack, III       Chairman/President/
                             Chief   Executive   Officer/Director
November 13, 1998

  /s/ Bill E. Coggin
  -----------------------------
  Bill E. Coggin           Vice President/Chief
                            Financial  Officer      November  13,
1998

  /s/ H. Allen Corey
  -----------------------------
  H.  Allen  Corey           Director/Secretary     November  13,
1998

                           SIGNATURES
             SOUTHWEST ROYALTIES HOLDINGS, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SOUTHWEST ROYALTIES HOLDINGS, INC.

                      By:   /s/ H. H. Wommack, III
                            -------------------------------------
--------------
                               H.H.   Wommack,   III,   Chairman,
President,
                            Chief Executive Officer, and Director

                      Date: November 13, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  -----------------        --------              --------

  /s/ H.H. Wommack, III
  -----------------------------
  H. H. Wommack, III       Chairman/President/
                             Chief   Executive   Officer/Director
November 13, 1998

  /s/ Bill E. Coggin
  -----------------------------
  Bill E. Coggin           Vice President/Chief
                            Financial  Officer      November  13,
1998

  /s/ H. Allen Corey
  -----------------------------
  H.  Allen  Corey           Director/Secretary     November  13,
1998