Form 10-K
period 1998-12-31
SOUTHWEST ROYALTIES HOLDINGS INC
filed 1999-04-13
CIK 1051111

84

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K

(Mark One)
X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal year ended December 31, 1998

     or

? Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to _______________

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
Jurisdiction of
     Incorporation or Organization)             Incorporation or
     Organization)

     75-1917432                                 75-2724264
     (I.R.S. Employer Identification            (I.R.S. Employer
Identification
     Number)                                    Number)

     407 North Big Spring, Suite 300
     Midland, Texas                             79701
     (Address of Principal Executive            (Zip Code)
     Offices)

    Registrants' Telephone Number, Including Area Code:  (915) 686-9927

Securities to be registered pursuant to Section 12(b) of the Act:  None

Securities to be registered pursuant to Section 12(g) of the Act:

                        10.5% Senior Notes due 2004
                             (Title of Class)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate  by check mark if disclosure of delinquent files pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of March 31, 1999, Southwest Royalties, Inc. had outstanding 100 shares of common stock, $.10 par value, which is its only class of stock. As of March 31, 1999, Southwest Royalties Holdings, Inc. had outstanding 1,075,868 shares of common stock, $.10 par value, which is its only class of stock. The common stock of Southwest Royalties Holdings, Inc. is not traded on any exchange and, therefore, its aggregate market value and the value of shares held by nonaffiliates cannot be determined. All of the outstanding shares of Southwest Royalties, Inc. are held by Southwest Royalties Holdings, Inc.

Documents Incorporated by Reference:  None
                             TABLE OF CONTENTS
                                                               Page Number

                                  PART I
Item 1.   Business                                                   3

Item 2.   Properties                                                21

Item 3.   Legal Proceedings                                         28

Item 4.   Submission of Matters to a Vote of Security Holders       28

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                       29

Item 6.   Selected Financial and Operating Data                     31

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                     33

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk44

Item 8.   Financial Statements and Supplementary Data               46

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                      79

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant        80

Item 11.  Executive Compensation                                    82

Item 12.  Security Ownership of Certain Beneficial Owners and Management
83

Item 13.  Certain Relationships and Related Transactions            84

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
84

     Parts I and II of this Report contain ''forward-looking statements'' within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act'). All statements other than statements of historical facts included in this Report, including, without limitation, statements in "Item 1. Business" and under "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding proved reserves, estimated future net reserves, present values, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells anticipated to be drilled and the Company's financial position, business strategy and other plans and objective for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that the results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on its business or operations. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors beyond the control of the Company.

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

     The principal operating subsidiary of SRH is Southwest, a Delaware corporation that was formed in 1983 to acquire and develop oil and gas properties. Southwest initially financed the acquisition of oil and gas reserves and its exploration and development efforts through public and private limited partnership offerings. Southwest is a general partner of these limited partnerships, owns interests in these partnerships and receives management fees and operating cost reimbursements from these partnerships. As of December 31, 1998, Southwest had total estimated net proved reserves of 20.9 MMBbls of oil and 58.3 Bcf of natural gas, aggregating 30.7 MMBoe, with a PV-10 Value of $71.9 million. Southwest's primary operations are in the Permian Basin of West Texas and southeastern New Mexico.

     Red Oak, a Delaware corporation, was formed in 1992 to own and manage commercial real estate properties, including shopping centers and office buildings, in secondary real estate markets in the southwestern United States. As of December 31, 1998, Red Oak owned and managed 23 commercial real estate properties. SRH owns approximately 81% of the common stock of Red Oak on a diluted basis.

     Sierra, a Delaware corporation, was formed in 1992 to provide certain well services for oil and gas companies. Sierra provides a broad range of well services to oil and gas companies, including workover rig services, liquids handling and other services. As of December 31, 1998, the Company directly owns approximately 29% of the common stock of Sierra and indirectly owns an additional 10% interest through Southwest, which is the general partner and 15% interest holder in each of two partnerships that own approximately 70% of the common stock of Sierra. The Company's interest in Sierra can be diluted as a result of common stock warrants held by Sierra's lender, if the related debt is outstanding at December 31, 1999. The conversion percentage increases over time as long as the related debt remains outstanding. As of July 1, 1997, Sierra was deconsolidated from SRH and is currently being accounted for as an equity investment.

     Southwest has three subsidiaries, Midland Southwest Software, Inc. ("Southwest Software"), Threading Products International, LLC ("TPI"), and Blue Heel Company ("Blue Heel"). Southwest Software creates and markets computer software to the oil and gas industry and provides all information system services as well as hardware maintenance and technical support for Southwest and Sierra through contractual agreements. TPI produces inserts used to cut threads by manufacturers of threaded products. Blue Heel holds a nominal interest in certain oil and gas properties owned by Southwest.

     Red  Oak  has  six  wholly-owned subsidiaries,  MRO  Properties,  Inc.
("MROP"), MRO Management, Inc. ("MRO Management"), MRO Commercial, Inc. ("MRO Commercial"), MRO N Cross, Inc. ("Northcross"), MRO La Placita, Inc. ("La Placita"), and MRO Madera, Inc. ("Madera"). MROP, MRO Commercial, Northcross, La Placita, and Madera each hold titles to certain real estate properties and are the borrowers under the credit agreements related to such properties. These credit agreements are non-recourse to Red Oak. MRO Management performs real estate management services for Red Oak, MROP, MRO Commercial, Northcross, La Placita, Madera and for third party clients.

     Both Sierra and Red Oak are operated separately from Southwest; however, Southwest provides both with significant administrative and accounting support. Under the terms of separate service agreements,
Southwest  provides  Sierra  and  Red  Oak  with  administrative   services
including accounting, bookkeeping, tax preparation and banking and disbursement services. Both agreements have an initial term of five years and renew from year to year if not terminated. Under each agreement, Southwest receives a fixed fee of $12,000 per month. These fees may be adjusted at any time by agreement of the parties. The service agreements may be terminated upon 30 days' notice by either party to the agreements. Southwest and Red Oak are currently in discussion to renegotiate the management agreement due to the reduced need for Southwest's administrative and accounting services by Red Oak.

     The Company's principal executive offices are located at 407 North Big Spring, Suite 300, Midland, Texas 79701. The Company's telephone number is
(915) 686-9927.

Operating Strategy

     Funding for the Company's business activities has historically been provided by operating cash flows, bank borrowings and debt issuance, reserve-based financing and sales of equity. Any future capital expenditures or acquisitions will require additional equity or financing and will be dependent upon financing arrangements available at the time. The significant decrease in oil and gas prices over the last year has severely limited cash flow from operations and rendered most other financing sources unavailable, or if available, on very unattractive terms to the Company. Based on current commodity prices, production, rent revenues and its highly leveraged position, the Company probably will not be able to meet operating and debt obligations beyond 1999.

     Management is constantly monitoring the Company's cash position and its ability to meet its financial obligations as they become due, and in this effort, is exploring various strategies for addressing its current and future liquidity needs. During 1998, for instance, Southwest sold $5.7 million of oil and gas properties in an ongoing effort to decrease its production costs and improve its cash position. As of December 31, 1998, SRH's consolidated cash balance was $13.8 million, of which $12.4 million was available to Southwest.

     In response to the recent and severe decline in oil price, the Company has initiated a short-term alternate business plan that delays certain development and exploratory projects until the market strengthens. The Company is tentatively budgeting $8 million in capital expenditures in its oil and gas business for 1999. The $8 million capital expenditure budget is for development projects. The final budget will depend on financial strategies that are currently being developed including hedging strategies, divestitures and company structure. The budget will also be affected by the volatility of the oil and gas commodity prices. Further revisions may be necessary during the year in response to market conditions and any restructuring which can be negotiated by the Company.

     The Company concentrates its oil and gas activities in the Permian Basin of West Texas and southeastern New Mexico, with properties in this region representing over 90% of the Company's PV-10 Value at December 31, 1998. The Company believes that its long-life oil and gas properties and large inventory of development projects in the Permian Basin, coupled with region-specific geological, engineering and production experience, provide it with focused operations. Company-operated properties comprised approximately 66% of its PV-10 Value at December 31, 1998, allowing substantial control over the incurrence and timing of capital and operating expenditures.

     The Company hopes to continue the expansion of its real estate business, primarily in the southwestern United States. However, the expansion will depend, to a large extent on Red Oak's ability to restructure its current debt, or sell equity to reduce its highly leveraged capital structure. Red Oak is currently experiencing financial difficulties and is having problems meeting its operating and debt service obligations as they become due. Red Oak's financial difficulties stem largely from lagging rents, non-cash producing leveraged assets, and its highly leveraged capital structure in general. The Company expects that Red Oak's active management practices will lead to consolidation benefits, cost savings, more efficient utilization and improved cash flow, thereby, lessening its financial difficulties.

Southwest

     General. Since inception, the Company has focused on increasing its reserves and average daily production of oil and gas through acquisitions of producing properties and development drilling and production enhancement activities. However, due to the severe depression experienced throughout the oil and gas industry which started in the last quarter of 1997 and is currently continuing, the Company is experiencing financial difficulties in servicing it's highly leveraged capital structure, and therefore, is limited in its ability to make acquisitions or participate in developmental drilling and production enhancement activities.

     Private Placement. On October 14, 1997, Southwest completed a $200 million private placement of 10.5% Senior Notes due 2004, Series A ("Series A Notes") pursuant to Rule 144A of the Securities Act (the "Private Placement"). Thereupon, the Series A Notes were offered and sold by the underwriters only to qualified institutional buyers. The net proceeds from the Private Placement were approximately $190 million. Proceeds from the Offering were used to among other things, provide approximately $69 million for an oil and gas acquisition and approximately $27 million for working capital. The Series A Notes were issued pursuant to an indenture, dated October 14, 1997 (the "Indenture"), by and among Southwest, as Issuer, SRH, as the Parent Guarantor, and State Street Bank and Trust Company, N.A., as Trustee (the "Trustee").

     Exchange Offer. On March 11, 1998, Southwest concluded a registered offering to exchange the Series A Notes for 10.5% Series B Senior Notes due 2004, which had been registered under the Securities Act ("Notes"). The form and terms of the Notes are identical in all material respects to the form and terms of the Series A Notes. The Notes evidence the same debt as the Series A Notes and were issued under and are entitled to the benefits of the Indenture governing the Series A Notes.

     An integral part of Southwest's 1997 business strategy in conjunction with the 10.5% Senior note issuance, involved the successful investment of the approximately $27 million of additional working capital into both the development and exploitation of its existing oil and gas properties and the possible acquisition of additional producing oil and gas properties. It was imperative to increase production volumes to meet the ongoing cash flow needs and requirements of the Company. Southwest had made substantial capital expenditures of $16.7 million and $32.1 million for 1996 and 1995 respectively and had budgeted additional capital spending of approximately $45 million for the remainder of 1997 and 1998. Management believed that the successful investment of the additional working capital would have increased production levels thereby supplying additional cash flow to the Company to meet requirements and continue to fund additional capital expenditure projects.

     In the last quarter of 1997, oil and gas prices began a dramatic decrease that continued throughout 1998 and currently. In response, early in 1998, Southwest implemented an alternate budget that limited capital investment into the planned developmental and acquisition projects and eventually suspended almost all investment as prices continued to decrease and remained depressed.

     Throughout 1998, as oil and gas prices remained depressed, Southwest continually reduced expenditures including corporate general and administrative and lease operating expenses. General and administrative expenses decreased 26% comparing the twelve month periods ended December 31, 1997 and 1998 and decreased 96% comparing the three month periods ended December 31, 1997 and 1998. The average oil and gas operating expense was $7.03 per Boe in 1998, a decrease of 15% from $8.23 per Boe for the same period in 1997. Southwest also initiated and completed $5.7 million in sales of non-strategic and relatively high cost oil and gas properties in 1998 to effectively expand margins and increase efficiencies.

     The harsh decline in commodity pricing has had a double impact on Southwest's cash flow by severely reducing proceeds associated with current production levels and reducing Southwest's investment into undeveloped reserves. The inability to replace the existing, depleting reserve base ultimately and systematically creates lower revenues and margins.

     As net revenues fell due to declining price and production, an increasingly larger portion of the Company's cash flow was necessary to meet debt interest expense. As prices continue to remain depressed, the existing cash balance is being depleted in an effort to meet current debt interest requirements.

     As opposed to the originally budgeted $45 million of capital investment, only approximately $10 million was invested for development, exploration, and acquisitions in 1998. Without the ability to follow the original investment strategy and thereby increase production, Southwest's cash flow will probably be inadequate to meet its needs and requirements in 1999 and beyond.

     Drilling Activities. The Company has historically complemented it's oil and gas reserves, production and cash flow by concentrating on drilling low-risk development wells and by conducting additional development activities such as recompletions. During 1998, the Company was involved in drilling 16 gross (6.2 net) wells of which 15 gross (5.7 net) wells were successfully completed as productive.

     Exploratory Activities. The Company decreased its spending for exploratory activities from $2.8 million in 1997 to $834,000 in 1998. Exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than development drilling or enhanced recovery activities. See "Item 1. - Operating Hazards and Risks."

Red Oak

     Red Oak was formed by the Company in 1992 to acquire and manage neighborhood and community shopping centers, other retail and commercial properties and office buildings. These properties are primarily leased, on a long-term basis, to major retail companies, local specialty retailers and professional and business tenants throughout secondary urban markets in the southwestern United States. As of December 31, 1998, Red Oak owned and managed fifteen shopping centers, eight office buildings and raw land held for future development.

     Red Oak's primary objective has historically been to acquire, own and manage a portfolio of commercial properties that provides opportunity to increase net operating income and results in significant capital appreciation. Consistent with this strategy, Red Oak focused its activities primarily in secondary markets in the southwestern United States, including San Antonio, Austin, Abilene, Midland and San Angelo, Texas; Tucson, Arizona; and Tulsa and Oklahoma City, Oklahoma.

     From December 1993 through December 31, 1998, Red Oak completed the acquisition of fifteen regional shopping centers and eight office buildings for a total acquisition cost of $129.1 million.

     Red Oak is currently experiencing financial difficulties. Red Oak has generated losses for the years ended December 31, 1998, 1997 and 1996 and is experiencing difficulties in meeting its obligations when they become due. The capital structure of Red Oak is highly leveraged with $12.5 million and $12.3 million of principal and cash interest payments, respectively, due in 1999. Management is currently in the process of renegotiating the terms of Red Oak's various obligations with its lenders and/or seeking new lenders or equity investors. Additionally, management
would   consider  disposing  of  certain  assets  in  order  to  meet   its
obligations.

Employees

     As of December 31, 1998, the Company employed 239 people. Of this total, 102 people were employed by Southwest, and 137 by Red Oak. The Company's future success will depend partially on its ability to attract, retain and motivate qualified personnel in spite of its current financial difficulties. The Company is not a party to any collective bargaining agreements and has not experienced any strikes or work stoppages. The Company considers its relations with its employees to be satisfactory.

Competition

     The oil and natural gas industry is highly competitive. The Company's oil and gas business competes for the acquisition of oil and natural gas properties, primarily on the basis of the price to be paid for such properties, with numerous entities including major oil companies, other independent oil and natural gas concerns and individual producers and operators. Many of these competitors are large, well established companies and have financial and other resources substantially greater than those of the Company.

     The Company's ability to acquire additional oil and gas properties and to discover reserves in the future will depend upon its ability to restructure debt facilities and/or procure non-recourse funding as well as its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. The Company's real estate business also competes for the acquisition of desirable commercial real estate properties, primarily on the basis of price.

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

Regulation

     General. Various aspects of the Company's oil and natural gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the Federal government has regulated the prices at which oil and natural gas could be sold. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all remaining NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

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

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability, without regard to fault on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances. Under CERCLA such persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, companies that incur liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site.

     The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 ("RCRA"), regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as "hazardous waste." Disposal of such non-hazardous oil and natural gas exploration, development and production wastes usually are regulated by state law. Other wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of "hazardous wastes" thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted it could have a significant impact on the operating costs of Southwest and Sierra, as well as the oil and natural gas industry and well servicing industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted.

     The Company's operations are also subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from operations of Southwest. Southwest may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, Southwest believes its operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to Southwest than to other similarly situated companies involved in oil and natural gas exploration and production activities or well servicing activities.

     Southwest maintains insurance against "sudden and accidental" occurrences which may cover some, but not all, of the risks described above. Most significantly, the insurance maintained by Southwest will not cover the risks described above which occur over a sustained period of time. Further, there can be no assurance that such insurance will continue to be available to cover all such costs or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on Southwest's financial condition and operations.

     Regulation of Oil and Natural Gas Exploration and Production. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and natural gas can be produced from Southwest's properties. See "Risk Factors-Compliance with Governmental Regulations."

Risks Associated with Business Activities

     Adverse Financial Condition. The Company is currently experiencing a period of adverse financial conditions and due to cash flow shortfalls, the Company's auditors have added an explanatory paragraph to their report which states their concerns about the Company's ability to continue as a going concern. The Company incurred a net loss for the twelve months ended December 31, 1998 of $96.1 million compared with a net loss of $11.5 million during the twelve months ended December 31, 1997. In addition, due to significant decreases in oil and gas prices, the Company's PV-10 value has declined from approximately $172 million at December 31, 1997 to approximately $72 million at December 31, 1998.

     The Company had a stockholders' deficit of $107.8 million as of December 31, 1998. Such deficit will likely seriously impair the Company's ability to raise additional equity capital in the future. For further information about financial condition, please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The expected shortfalls in cash flow from operating activities limit the Company's financial flexibility, including its ability to pay interest, to access capital markets and to acquire and develop oil and gas properties. The expected cash flow shortfalls may also impede the Company's ability to refinance its debt obligations in the event industry conditions improve. For additional information on our financial condition please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

     Substantial Leverage. Because of the Company's substantial level of indebtedness, a significant portion of the Company's cash flow is dedicated to the payment of interest. The Company cannot ensure that it will be able to make the future payments required by it's indebtedness. As of December 31, 1998, the Company's total indebtedness was $335.1 million.

     Certain holders, who collectively own approximately 12% of SRH's common stock, have an option to cause SRH to redeem such holders' common stock at any time beginning December 31, 2001, five years from the date of issuance of such common stock, subject to the terms of a subscription agreement under which SRH sold the common stock (the "Subscription Agreement") and subject to any restrictions imposed by law. The Subscription Agreement provides that this redemption right terminates on the effective date of any registration statement under the Securities Act filed with the Commission relative to the offer and sale of any amount of
SRH's common stock to the public. SRH is unable to predict the amount of money it would be required to pay if the redemption right is exercised. In addition, the Company is subject to an Indenture pursuant to its 10.5% Senior Notes due 2004 (the "Indenture") which may also restrict SRH's ability to make such payments. In addition, SRH can give no assurance that it will be able to cause a registration statement to become effective under the Securities Act in order to terminate the redemption option.

     During 1994 and 1995, Red Oak sold 102,000 shares of common stock through a private placement offering for approximately $2,550,000 and subsequently repurchased 4,000 shares at $32 per share. This stock is redeemable at the stockholder's option at a price equal to the purchase price of $25 per share, plus a 6% annual return computed on a cumulative, but not compounded, basis between December 1, 1996 and December 1, 1999. Redemptions are to be paid out of future earnings of Red Oak. If there are no future earnings, redemptions will be paid out of Red Oak's additional paid-in-capital. The 6% annual return is accrued as an increase to redeemable common stock. At December 31, 1998, Red Oak's potential redemption liability for the remaining 98,000 shares is $2,978,576. In the event of dissolution, liquidation or winding up of Red Oak, the holders of common stock are to share ratably in all assets remaining after payment of liabilities.

     Payment Upon a Change of Control. Upon the occurrence of a "change of control", as defined in the Indenture, of the Company, each holder of the Notes may require Southwest to purchase all or a portion of such holder's Notes at 101% of the principal amount of the Notes, together with accrued and unpaid interest, if any, to the date of purchase. If a change of control were to occur, Southwest may not have the financial resources to repay all of the Notes and the other indebtedness that might become payable upon the occurrence of such change of control.

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

     To the extent that a court were to find that at the time a subsidiary guaranty was entered into either (1) the subsidiary guaranty was incurred with the intent to hinder, delay or defraud any present or future creditor or that the subsidiary guarantor contemplated insolvency with a design to favor one or more creditors to the exclusion in whole or in part of others or (2) the subsidiary guarantor did not receive fair consideration or reasonably equivalent value for issuing the subsidiary guaranty and, at the time it issued the guaranty, the subsidiary guarantor (i) was insolvent or rendered insolvent by reason of the issuance of the subsidiary guaranty,
(ii) was engaged or about to engage in a business or transaction for which the remaining assets of the subsidiary guarantor constituted unreasonably small capital, or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they matured, the court could void or subordinate the subsidiary in favor of the subsidiary guarantor's other creditors. Among other things, a legal challenge of a subsidiary guaranty issued on fraudulent conveyance grounds may focus on the benefits, if any, realized by the subsidiary guarantor as a result of the issuance by Southwest of the Notes. To the extent that proceeds from the Private Placement were used to refinance the indebtedness of the Company, a court might find that a subsidiary guarantor did not benefit from incurrence of the indebtedness represented by the Notes.

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

     Voting Control. As of December 31, 1998, H. H. Wommack, III, Chairman of the Board, President and Chief Executive Officer of SRH and Southwest, owned 73.2% of the outstanding voting shares of common stock of SRH, which owns 100% of the common stock of Southwest. Therefore, Mr. Wommack has the ability to elect all of the directors of SRH and Southwest and, directly and indirectly, influence all decisions made by SRH and Southwest.

     Dependence on Key Personnel. The Company depends to a large extent on the services of H. H. Wommack, III and certain other senior management personnel. The loss of the services of Mr. Wommack and other senior management personnel could have a material adverse effect on the Company's operations. The Company does not currently have an employment contract with any senior management or key personnel. The Company believes that its success is also dependent upon its ability to continue to employ and retain skilled technical personnel. The inability of the Company to employ or retain skilled technical personnel could have a material adverse effect on the Company's operations. Although the Company maintains key man life insurance on the life of Mr. Wommack in the amount of $15 million, the existence of such insurance does not mean that the death or disability of Mr. Wommack would not have a materially adverse effect upon the Company.

     Volatility of Oil and Gas Prices. Revenues from the Company's operations are highly dependent on the price of oil and gas. The markets for oil and gas are volatile and prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas and a variety of additional factors that are beyond the Company's control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, market uncertainty, the price and availability of alternative fuels, political conditions in the Middle East, foreign supply of oil and gas, price of foreign imports and overall economic conditions. It is impossible for the Company to predict future oil and gas prices with any certainty.

     Throughout 1998 and into the first quarter of 1999, the oil and gas industry has experienced severe declines in prices. The Company's average realized price per barrel of oil produced in 1998 was $12.73, a decrease of 33% from 1997. The Company's average realized price per Mcf of gas produced in 1998 was $1.85 per Mcf, a decrease of 17% from 1997. The severe decrease in oil and gas prices has drastically reduced revenues and cash flows and has reduced the amount of oil and gas that the Company can produce economically.

     In order to reduce the Company's exposure to price risks in the sale of its oil and gas, the Company enters into hedging arrangements from time to time. The hedging arrangements, however, only generally apply to a portion of the Company's production and provide only limited price protection against fluctuations in the oil and gas markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Hedging Activities" and "Business."

     Southwest uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the gross revenues method based on the ratio of current gross revenues to total proved future gross revenues, computed based on current prices. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a writedown for impairment of oil and gas properties. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if oil or natural gas prices increase. During most of 1996 and 1997, the Company benefited from higher oil prices as compared to previous years. However, during 1998, oil prices were significantly lower causing the Company to incur a $64.0 million noncash charge. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

     Replacement of Reserves. The Company may not be able to replace its existing reserves as they are depleted. In general, the volume of production from oil and gas properties declines as reserves are depleted. Unless the Company acquires additional properties containing proved reserves or conducts successful development and exploration activities on existing properties, or both, proved reserves will decline as reserves are depleted and, as a result, cash flow will correspondingly decline. The Company's future oil and gas production is, therefore, highly dependent upon its success in finding or acquiring additional reserves. Exploring for, developing or acquiring new reserves requires substantial amounts of capital. Because cash flow from operations has been reduced and external sources of capital have become limited or unavailable, the Company's ability to make the capital investments necessary to maintain or expand its reserves has been impaired. In addition, the Company cannot ensure that future development, acquisition and exploration activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs.

     Uncertainty of Reserve Information and Future Net Revenue Estimates. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of Southwest. The reserve data set forth herein represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially and such reserve estimates may be subject to downward or upward adjustment based upon such factors. Actual production, revenues and expenditures with respect to Southwest's reserves will likely vary from estimates, and such variances may be material. See "Item 2. Properties-Oil and Gas Reserves."

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

     Compliance with Governmental Regulations. The Company's oil and natural gas and well service operations are subject to various federal, state and local governmental laws and regulations that may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, utilization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations may impose increasingly strict requirements for water and air pollution control and solid waste management and can result in the imposition of civil and even criminal penalties.

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

     Substantial Competition. The Company experiences intense competition in its markets. Such markets are highly competitive and no one competitor is dominant. Southwest competes with major and independent oil and natural gas companies for the acquisition of desirable oil and natural gas properties, as well as for the equipment and labor required to develop and operate such properties. Southwest also competes with major and independent oil and natural gas companies in the marketing and sale of oil and natural gas to marketers and end-users. Red Oak competes with other companies for the acquisition of desirable real estate properties principally on the basis of price. Although the Company believes that it has certain advantages over these competitors, many of these competitors have greater financial and other resources than the Company. See "Item 1. Business-Competition."

     Environmental Risks. The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials. The Company does not currently anticipate any material adverse effect on its business, financial condition or results of operations as a result of the Company's required compliance with U.S. federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business. Moreover, the Company anticipates that such laws and regulations will become increasingly stringent in the future, which could lead to material costs for environmental compliance and remediation by the Company. See "Item 1. Business-Regulation."

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

     Red Oak Operations. Real estate property investments are subject to varying degrees of risk. The economic performance and values of real estate can be affected by many factors, including changes in the national, regional and local economic climates, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and increased operating costs. In recent years, there has been a proliferation of new retailers and a growing consumer preference for value-oriented shopping alternatives that have, among other factors, heightened competitive pressures. In certain areas of the country, there may also be an oversupply of retail space. As a consequence, many companies in all sectors of the retailing industry have encountered significant financial difficulties. A substantial portion of Red Oak's income is derived from rental revenues from retailers in neighborhood and community shopping centers. Red Oak's income would be adversely affected if a significant number of Red Oak's tenants were unable to meet their obligations to Red Oak or if Red Oak were unable to lease a significant amount of space in its properties on economically favorable lease terms. Accordingly, no assurance can be given that Red Oak's financial results will not be adversely affected by these developments in the retail industry.

     Removal as General Partner. The limited partners have the ability to remove the Company as the general partner of approximately 32 limited partnerships and such removal would decrease the Company's cash flow and proved reserves. The Company is the general partner of 32 limited partnerships. Most of the limited partnership agreements provide that a majority in interest of the limited partners may remove the Company as the general partner and elect a replacement general partner. However, under three of the limited partnership agreements the Company may only be removed with the Company's consent. As the general partner, the Company receives management and administrative fees from the partnerships, totaling an aggregate of approximately $3.8 million and has an ownership interest in each partnership. The Company's portion of partnership properties contribute 9.8% of its proved non-producing reserves and 4% of PV-10 value. Therefore, the Companys removal as the general partner of some or all of the limited partnerships would decrease its cash flow and proved reserves. However, any losses in cash flow would be offset to some degree by decreasing administrative and operating expense.

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

Title to Properties

     The Company believes it has satisfactory title to all of its properties in accordance with standards generally accepted in the oil and gas, well servicing and real estate industries. As is customary in the oil and natural gas industry, Southwest makes only a cursory review of title to farmout acreage and to undeveloped oil and natural gas leases upon execution of any contracts. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. To the extent title opinions or other investigations reflect title defects, Southwest, rather than the seller of the undeveloped property, is typically responsible to cure any such title defects at its expense. If Southwest were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, Southwest could suffer a loss of its entire investment in the property. Southwest has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and natural gas industry. Prior to completing an acquisition of producing oil and natural gas leases, Southwest obtains title opinions on a majority of all leases. Southwest's oil and natural gas properties are subject to customary royalty interests, liens for current taxes and other burdens that Southwest believes do not materially interfere with the use of or affect the value of such properties.

Oil and Gas Properties

Southwest's Principal Oil and Gas Properties

     The  Company's  oil and gas properties are primarily  located  in  the
Permian Basin of West Texas and southeastern New Mexico. Over 90% of the Company's PV-10 Value is concentrated in this region. The region is characterized by numerous known producing horizons, providing significant opportunities to increase reserves, production and ultimate recoveries through additional development, horizontal drilling, recompletions, enhanced recovery methods, and the use of 3-D seismic, reprocessed 2-D seismic data and other advanced technologies. As of December 31, 1998, the Company operated properties comprising approximately 66% of its PV-10
Value. The following table provides information for the Company's ten largest fields which contribute 62.5% of its reserves and PV-10 Value as of December 31, 1998.

                                              As of December 31, 1998
                                       --------------------------------------
                                          Net Proved   PV-10    % of Total
                                           Reserves    Value      PV-10
  Field                                     (Mboe) (in thousands) Value
  -----                                   ---------------------- --------

  Foster                                    4,551     $10,962      15.2%
  Huntley                                   2,576       7,829      10.9%
  Halley                                    2,833       5,120       7.1%
  Ackerly                                   1,698       4,141       5.8%
  Jo-Mill                                   1,950       4,020       5.6%
  Huntley East                              1,683       3,723       5.2%
  Flying M                                  1,961       3,472       4.8%
  Amacker Tippett                             808       2,668       3.7%
  Rhoda Walker                                970       1,672       2.3%
  Crittendon                                  323       1,351       1.9%
                                           ------      ------     ----
    Total Top Ten Fields                   19,353     $44,958      62.5%

     Foster Field. The Foster Field is located in Ector County, Texas. The field was discovered in 1936 and produces from the Grayburg and Queen formations in the Gist Unit. Southwest owns working interests ranging from 59.5% to 100% and operates 64 producing and 33 injection wells.

     Huntley Field. The Huntley Field is located in Garza County, Texas. The field was discovered in 1953 and produces from the San Andres and Glorieta reservoirs. Southwest owns an 87% working interest and operates 33 producing and 12 injection wells.

     Halley Field. The Halley Field is located in Winkler County, Texas and consists of two leases totaling 7,608 gross acres, of which 3,190 gross acres have been developed. Southwest acquired working interests ranging from 43% to 70% in this field in 1995 and currently operates 109 active producing wells and 32 water injection wells. The field was discovered in 1937 and produces from multiple zones ranging from 2,400 to 3,000 feet in depth. To date, Southwest has performed 62 workovers, increasing average daily production from approximately 200 Bopd and 280 Mcfd of natural gas in 1995 to 321 Bopd and 3,500 Mcfd of natural gas in 1998. Development plans, which have commenced, include the drilling of 48 proved undeveloped locations and 32 workovers.

     Ackerly (Dean) Field. The Ackerly (Dean) Field is located in Dawson County, Texas and produces from the Dean Sand oil reservoir. The field was discovered in 1954 with the drilling and completion of the Pan American Graves "A" No. 1 well. Southwest owns a 60% working interest in the East Ackerly Dean Unit-Phase II, along with interests in two additional leases. Henry Petroleum operates 70 producing and 30 injection wells.

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

     The Amacker Tippett Field. The Amacker Tippett Field is located in Upton County, Texas and produces from the Devonian, Fusselman, Strawn, Wolfcamp and Bend formations. The Amacker Tippett Devonian field was discovered in September of 1955. The Amacker Tippett South Bend Field was discovered in December of 1961 and the Amacker Tippett Wolfcamp field was discovered in October of 1954. Southwest owns working interests ranging from 10% to 64.7% and operates 11 of the 17 producing wells and a salt water disposal well.

     Rhoda Walker Field. The Rhoda Walker Field is located in Ward County, Texas and produces from 18 different reservoirs ranging in depth from 4,700 to 7,000 feet. Southwest acquired its working interests in this field, ranging from 1% to 34%, in 1990. Southwest operates 37 producing wells and five water disposal wells and also owns non-operated interests in 46 wells. The field was discovered in 1971 and contains significant proved developed locations and infill drilling.

     Crittendon Field. The Crittendon Field is a multi-pay field located in Winkler County, Texas. Production from the field was first reported in 1968. The field has produced 1.9 MMBO and 144 BCF from 1968 to 1998, with the latest reported production of 7 MBOPM, and 166 MMCFPM. Currently there are three active oil wells and ten active gas wells, producing from eight different reservoirs within the Crittendon field group. Southwest owns from 2% to 20% working interests in the wells.

     Oil and Gas Reserves. The following table summarizes the estimates of Southwest's historical net proved reserves and the related present values of such reserves at the dates shown. The reserve and present value data for the Company's existing properties as of December 31, 1998 have been prepared by Ryder Scott Petroleum Engineers for properties representing 96.4% of the Company's PV-10 Value at such date, with the remaining 3.6% being prepared by independent petroleum engineer, Donald R. Creamer. The reserve and present value data for the Company's existing properties as of December 31, 1997 have been prepared by Ryder Scott Petroleum Engineers. The reserve and present value date for the Company's existing properties as of December 31, 1996 have been prepared by independent petroleum engineer, Donald R. Creamer.
                                                As of December 31,
                                          -----------------------------
                                             1998      1997      1996
                                             ----      ----      ----
  Proved Reserves:
    Oil and Condensate (MBbls)             20,944    29,666    18,806
    Natural Gas (MMcf)                     58,273    64,725    76,776
       Total (MBoe)                         30,656    40,453    31,602
  Proved Developed Reserves:
    Oil and Condensate (MBbls)             12,006    18,472    10,302
    Natural Gas (MMcf)                     37,481    46,585    58,961
       Total (MBoe)                         18,253    26,236    20,129

  PV-10 Value (in thousands)(1)          $ 71,900  $172,304  $252,170

  Discounted Future Cash Flows (2)
    Future cash inflows                  $315,709  $620,418  $735,100
     Future  production  and development costs         (181,627)  (303,406)
(283,894)
                                           -------   -------   -------
     Future  net  cash  flows before income taxes        134,082    317,012
451,206
    Future income tax expense                   -  (59,764) (142,017)
                                           -------   -------   -------
    Future net cash flows, net of tax     134,082   257,248   309,189
       10% annual discount for estimated
       timing of cash flows               (62,182) (117,427) (130,648)
                                           -------   -------   -------
    Standardized measure of discounted future
       net cash flows, net of tax         $ 71,900  $139,821  $178,541
                                           =======   =======    ======

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

     In accordance with applicable requirements, estimates of Southwest's proved reserves and future net revenues are made using oil and natural gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation.) The average prices used in the reserve report were $10.25 per Bbl of oil and $1.73 per Mcf of natural gas, $16.30 per Bbl of oil and $2.11 per Mcf of natural gas and $23.89 per Bbl of oil and $3.67 per Mcf of natural gas as of December 31, 1998, 1997 and 1996, respectively.

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

     In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent Southwest acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of Southwest will decline as reserves are produced. Southwest's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. Exploring for, developing or acquiring new reserves requires substantial amounts of capital. Because cash flow from operations has been reduced and external sources of capital have become limited or unavailable, the Company's ability to make the capital investments necessary to maintain or expand its reserves has been impaired.

     Net Production, Unit Prices and Costs. The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by Southwest for the years ended December 31, 1998, 1997 and 1996:
                                                As of December 31,
                                          -----------------------------
                                             1998      1997      1996
                                             ----      ----      ----
  Production Volumes:
     Oil and condensate (MBbls)              1,689     1,308     1,001
     Natural gas (MMcf)                      5,556     5,639     5,403
       Total (MBoe)                          2,615     2,248     1,901

  Average Daily Production:
     Oil and condensate (Bbls)               4,628     3,584     2,735
     Natural Gas (Mcf)                      15,222    15,449    14,762
       Total (Boe)                           7,165     6,159     5,194

  Average Realized Prices:
     Oil and condensate (per Bbl)         $  12.73 $   19.12 $   20.44
     Natural gas (per Mcf)                    1.85      2.24      2.22
       Per Boe                               12.16     16.75     17.07

  Expenses (per Boe):
     Lease  operating (including production taxes)$  7.03     $  8.23     $
7.81
     Oil and gas depletion                    5.97      5.52      3.38
     General and administrative, net          1.04      1.63      1.28

     Producing  Wells.   The  following table  sets  forth  the  number  of
productive wells in which Southwest owned an interest as of December 31, 1998:

                                               Gross        Net
                                               Wells       Wells
                                               ------      ------
     Oil                                          6,951       540
     Natural Gas                                    542        60
                                                  -----       ---
       Total                                      7,493       600

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

     Acreage.   The  following table sets forth Southwest's  developed  and undeveloped gross and net leasehold acreage as of December 31, 1998:
                                               Gross      Net
                                               ------    ------
     Developed                                1,739,000   208,000
     Undeveloped                                551,000    63,000
                                              ---------   -------
       Total                                 2,290,000   271,000

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

     Drilling Activities. The table below sets forth the drilling activity of Southwest on its properties for the periods ending December 31, 1998, 1997 and 1996.

                                           Year Ended December 31,
                                    -----------------------------------
                                          1998      1997       1996
                                       -------------------- ----------
                                       Gross Net Gross Net   GrossNet
                                       -------------------- ----------
  Development wells:
    Productive                          15    5.7 53   27.3 14    5.7
    Non-productive                       1     .5  3    2.4  -      -
                                        --   ---- --    --- --    ---
       Total                            16    6.2 56   29.7 14    5.7

  Exploratory wells:
    Productive                           7    2.5 10    3.3  1    0.1
    Non-productive                       1    1.0  4    1.4  6      -
                                        --   ---- --    --- --    ---
      Total                              8    3.5 14    4.7  7    0.1

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

     During 1998, the Company did not have any significant customers.   The
Company does not believe the loss of any purchaser would have a material adverse effect on its operations, revenues or cash flow.

     The Company, from time to time, uses option contracts to mitigate the volatility of price changes on commodities the Company produces and sells as well as to lock in prices to protect the economics related to certain capital projects. In August 1998, the Company purchased an additional put option on a total of 15,000 MMBtu of natural gas per day based on the El Paso Natural Gas Co. - Permian Basin Index. The option is for the period from November 1, 1998 through March 31, 1999 and has a strike price $2.00 per MMBtu. After this option expires, if the Company chooses not to pursue additional hedging agreements, all of Southwest's natural gas production will be sold at spot market prices, under various short-term and intermediate term contracts. In March 1999, Southwest entered into a hedging agreement whereby Southwest is contracted to sell 1,000 barrels of oil per day with a strike price of $14.67 per Bbl, based on West Texas Intermediate - NYMEX. The contract is for the period Aril 1, 1999 through June 30, 1999, but can be extended to September 30, 1999 at the option of the counter-party.

Red Oak Properties

     As of December 31, 1998, Red Oak owned and managed fifteen shopping centers, eight office buildings and raw land held for future development. Red Oak's holdings are located primarily in secondary markets in the southwestern United States. Red Oak's existing property portfolio is shown in the table below.
                                                       Gross Leasable
                                                            Area
   Shopping Centers                 Location           (Square Feet)
  -----------------             ---------------       ---------------
     Plaza Oaks                    Midland, TX             94,779
     Southwest Plaza               San Angelo, TX         198,983
     Town & Country                Odessa, TX             120,855
     State Bank Plaza              Tulsa, OK               35,748
     The Plaza                     Tulsa, OK              116,889
     Madera Village                Tucson, AZ              96,702
     Bear Canyon                   Tucson, AZ              70,941
     Bears Path                    Tucson, AZ              40,728
     Plaza Palomino                Tucson, AZ              98,634
     River Oaks                    Abilene, TX            140,899
     San Miguel Square             Midland, TX             77,582
     Colonnade at Polo Park        Midland, TX            105,749
     Crossroads                    San Antonio, TX        710,724
     Northcross Mall               Austin, TX             298,762
     Victoria Mall                 Victoria, TX           632,466

  Office Building
   ----------------
     Woodhill                      Midland, TX             45,920
     Independence Plaza            Midland, TX            148,417
     50 Penn Place                 Oklahoma City, OK      311,363
     La Placita Village            Tucson, AZ             216,446
     Reunion Center                Tulsa, OK               89,265
     Century Plaza                 Midland, TX             95,443
     Trinity Professional          Midland, TX             23,918
     405 N. Marienfeld             Midland, TX             20,750

        Land                                               Acres
        ------                                             --------
     Red Oak (residential)         Midland, TX              398.3
     Lewisville (residential)      Lewisville, TX            95.3

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is party to litigation or other legal proceedings that each company considers to be a part of the ordinary course of its business. The Company is not involved in any legal proceedings nor is it party to any pending or threatened claims that could reasonably be expected to have a materially adverse effect on its financial condition, cash flow or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                  PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER
MATTERS.

Holders

     Southwest has one class of common equity securities outstanding, its Common Stock, par value $.10 per share.

     On March 31, 1999, all 100 outstanding shares of Southwest's Common Stock were held by SRH. SRH has one class of common equity securities, its Common Stock, par value $.10 per share. On March 31, 1999, 1,075,868 shares of SRH's Common Stock were held by 382 holders of record. SRH's and Southwest's Common Stock are collectively referred to hereafter as the "Common Stock."

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

     Southwest concluded an offer to exchange the Series A Notes for 10.5% Series B, Senior Notes due 2004, which had been registered under the Securities Act on March 11, 1998. The Exchange Offer was conducted pursuant to Securities Act Registration Statement No. 333-41915, which became effective February 9, 1998. All of the Series A Notes were exchanged for Notes prior to the termination of the Exchange Offer. The Company did not receive any cash proceeds from the issuance of the Notes.

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

                                        Year Ended December 31,
                             1998    1997 (a)    1996      1995      1994
                           -------  ---------  -------   -------   -------
                                 (in thousands, except per share data)
Consolidated Income Statement Data:
Operating revenues:
  Oil and gas             $  32,467 $  38,500 $  33,787 $  21,211 $  15,083
  Well service                    -     7,789     8,013     4,218     2,377
  Real estate                25,650     9,338     4,487     3,213       605
  Other                       1,392     1,227       614       344       318
                             ------    ------    ------    ------    ------
   Total operating revenue   59,509    56,854    46,901    28,986    18,383
                             ------    ------    ------    ------    ------
Operating expenses:
  Oil and gas                18,395    18,500    14,846    11,511     7,879
  Well service                    -     5,600     6,145     3,315     2,136
  Real estate                13,242     4,138     1,887     1,414       195
  General and administrative  4,450     5,745     5,436     3,504     3,047
  Depreciation, depletion and
   amortization              19,240    15,034     8,430     6,719     4,437
  Impairment of oil and gas
   properties                64,000         -         -         -         -
  Other                       1,235     1,342       554       228       105
                            -------    ------    ------    ------    ------
   Total operating expenses 120,562    50,359    37,298    26,691    17,799
                            -------    ------    ------    ------    ------
Operating income (loss)    (61,053)     6,495     9,603     2,295       584
                            -------    ------    ------    ------    ------
Other income (expense):
  Interest expense         (36,490)  (18,894)  (10,016)   (5,635)   (1,975)
  Interest income             1,478     1,002       441       269       229
  Other                         370       145       561      (78)     1,687
                            -------    ------    ------    ------    ------
                           (34,642)  (17,747)   (9,014)   (5,444)      (59)
                            -------    ------    ------    ------    ------
Income (loss) before income
 taxes, minority interest,
 equity loss and
 extraordinary item        (95,695)  (11,252)       589   (3,149)       525
Income tax benefit (provision) 2,348     2,641     (365)     1,044     (171)
Minority interest in
 subsidiaries, net of tax           913       430       181       (15)   (1)
Equity in loss of subsidiary and
  partnerships, net of tax     (3,620)     (203)         -         -      -
Extraordinary item, net of tax      -         (3,109)   -         -       -
                            -------    ------    ------    ------    ------
Net income (loss)         $(96,054) $(11,493) $     405 $ (2,120) $     353
                            =======    ======    ======    ======    ======
Income (loss) per common share
 before extraordinary item  $ (89.28) $  (7.78) $    0.42 $  (2.19) $    0.37

                                        Year Ended December 31,
                             1998    1997 (a)    1996      1995      1994
                           -------  ---------  -------   -------   -------
                                 (in thousands, except per share data)
Consolidated Balance Sheet Data:
  Cash and cash equivalents  $  13,801 $  27,365 $   8,284 $   3,364 $ 3,095
  Net property and equipment   213,493   237,675   100,176    78,231  36,886
  Total assets              257,550   305,443   130,284    95,434    49,709
  Long-term debt, including
   current portion          335,084   283,642    93,805    73,486    33,723

Consolidated Cash Flow Statement
 Data:
  Net cash provided by (used in)
   operating activities     (5,976)     6,034    10,280     5,634     5,222
  Net cash used in investing
   activities              (56,283) (173,902)  (33,225)  (44,532)   (9,641)
  Net cash provided by
   financing activities      48,695   186,949    27,865    39,166     5,054

(a)  Sierra  was  deconsolidated on July 1, 1997.   Earnings  for  the  six
     months ended June 30, 1997 are included in the Company's consolidated statement of operations. Subsequent to June 30, 1997, any earnings (loss) associated with Sierra are reflected in equity in loss of subsidiary.

Selected Operating Data

     The following table sets forth selected information with respect to the Company's operating data for the periods shown.
                                        Year Ended December 31,
                             1998      1997      1996      1995      1994
                           -------   --------  -------   -------   -------
Production volumes:
  Oil and condensate (Mbbls)  1,689     1,308     1,001       814       629
  Natural gas (MMcf)          5,556     5,639     5,403     4,639     3,178
   Total (Mboe)               2,615     2,248     1,901     1,587     1,159
Average daily production:
  Oil and condensate (Bbls)   4,628     3,584     2,735     2,230     1,723
  Natural gas (Mcf)          15,222    15,449    14,762    12,709     8,707
   Total (Boe)                7,165     6,159     5,194     4,348     3,174
Average realized prices (a):
  Oil and gas condensate
   (per Bbl)              $   12.73 $   19.12 $   20.44 $   16.40 $   14.30
  Natural gas (per Mcf)        1.85      2.24      2.22      1.51      1.72
   Per Boe                    12.16     16.75     17.07     12.83     12.47
Expenses (per Boe):
  Lease operating(including
   production taxes)      $    7.03 $    8.23 $    7.81 $    7.25 $    6.80
  Oil and gas depletion        5.97      5.52      3.38      3.19      3.03
  Oil and gas general and
   administrative, net (b)     1.04      1.63      1.28      1.20      1.73

(a) Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities. See "Item 7.
     Management's Discussion and Analysis of Financial Condition and Results of Operations."
(b) Certain related party management fees received from oil and gas partnerships have been reclassified as a reduction of general and administrative expenses for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     Southwest Royalties Holdings, Inc., a Delaware corporation, was formed in 1997 to serve as a holding company for Southwest Royalties, Inc., Sierra Well Service, Inc. and Midland Red Oak Realty, Inc. SRH is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties, primarily in the Permian Basin of West Texas and southeastern New Mexico, through its wholly-owned subsidiary, Southwest. Since 1983, Southwest has grown primarily through selective acquisitions of producing oil and gas properties, both directly and through the oil and gas partnerships it manages. SRH also participates in the well servicing industry through its affiliate, Sierra, and owns and manages real estate properties through its subsidiary, Red Oak. SRH has grown over the last several years primarily through acquisitions in each of its businesses.

     Southwest has historically complemented its oil and gas reserves and production by concentrating on drilling low-risk development wells and by conducting additional development activities such as recompletions. During 1998, Southwest was involved in drilling 16 gross (6.2 net) developmental wells and 8 gross (3.5 net) exploratory wells, achieving an approximate success rate of 94% and 88% on its development and exploration activities, respectively.

     On October 14, 1997, Southwest completed a $200 million private placement of 10.5% Senior Notes due 2004, to among other things, provide approximately $69 million for acquisitions and approximately $27 million of working capital. An integral part of the Southwest business strategy in conjunction with the 10.5% Senior Note issuance, involved the successful investment of the additional working capital into both the development and exploitation of its existing oil and gas properties and the acquisition of additional producing oil and gas properties. It was imperative to increase production volumes to meet the necessary ongoing cash flow needs and requirements of Southwest. The successful investment of the additional working capital would dramatically increase production levels thereby supplying additional cash flow to Southwest to meet requirements and continue to fund additional capital expenditure projects.

     In the last quarter of 1997, oil and gas commodity prices began a dramatic decrease that continued throughout 1998 and currently. In response, early in 1998, Southwest implemented its alternate budget that limited capital investment into the planned developmental and acquisition projects and eventually suspended almost all investment as prices continued to decrease and remained depressed. As opposed to the originally budgeted $45 million of capital investment only approximately $10 million was invested for development, exploration and acquisitions in 1998.

     Throughout 1998, as oil and gas prices remained depressed, Southwest continually reduced expenditures including corporate general and administrative and lease operating expenses. On a per unit of production basis, Southwest has reduced lease operating expenses to $7.03/BOE in 1998, from $8.23/BOE in 1997, due primarily to management efforts to cut expenses through more efficient operations and by selectively eliminating high operating expense properties from its oil and gas portfolio. Southwest also reduced general and administrative expenses to $1.04/BOE in 1998, from $1.63/BOE in 1997, primarily due to staff reductions initiated by Southwest early in the oil price downturn. Southwest also initiated and completed $5.7 million in sales of non-strategic and relatively high cost oil and gas properties in 1998 to effectively expand margins, increase efficiencies, and supply additional working capital.

     The harsh decline in commodity pricing has had a double impact on Southwest's cash flow by severely reducing proceeds associated with current production levels and reducing Southwest's investment into undeveloped reserves. The inability to replace the existing, depleting reserve base ultimately and systematically creates lower revenues and margins.

     As net revenues fell due to these circumstances of declining price and production, an increasingly larger portion of cash flow was necessary to meet debt interest expense. As prices continue to remain depressed, the existing cash balance is being depleted in an effort to meet current debt interest requirements.

     Southwest uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a ''full cost pool'' as incurred, and properties in the pool are depleted and charged to operations using the future gross revenues method based on the ration of current gross revenues to total proved future gross revenues, computed based on current prices. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a writedown for impairment of oil and gas properties. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if oil or gas prices increase. During most of 1996 and 1997, Southwest benefited from higher oil prices as compared to previous years. During 1998, however, oil prices were significantly lower causing the Company to incur a $64.0 million noncash charge. Further declines in oil prices could result in additional decreases in the carrying value of Southwest's oil and gas properties.

     The severe decrease in the commodity prices has drastically affected revenue and cash flows from operations received by Southwest. The resulting inability to successfully employ the initial business and investment plan of Southwest, which was to be initiated immediately after the $200 million 10.5% Senior Note issuance, and the necessary use of cash balances and operating cash flows to meet debt interest obligations therefrom, makes it probable Southwest will not be able to meet its operating and debt obligations beyond 1999, unless Southwest can successfully restructure its debt obligations.

     Red Oak. Red Oak acquires and manages neighborhood and community shopping centers, other retail and commercial properties and office buildings. These properties are primarily leased, on a long-term basis, to major retail companies, local specialty retailers and professional and business tenants throughout secondary urban markets. As of December 31, 1998, Red Oak owned and managed fifteen shopping centers, eight office buildings and raw land held for future development. Red Oak's revenue, profitability and cash flows are substantially dependent upon the ability of Red Oak to lease its properties on economically favorable lease terms.

     Red Oak is currently experiencing financial difficulties. Red Oak has generated losses for the years ended December 31, 1998, 1997 and 1996 and is experiencing difficulties in meeting its obligations when they become due. The capital structure of Red Oak is highly leveraged with $12.5 million and $12.3 million of principal and cash interest payments, respectively, due in 1999. Management is currently in the process of renegotiating the terms of Red Oak's various obligations with its lenders and /or seeking new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

     Sierra. Effective July 1, 1997 Sierra was deconsolidated from SRH's financial statements and SRH has subsequently accounted for its ownership in Sierra as an investment in an unconsolidated subsidiary, consistent with the equity method of accounting under GAAP. As such, comparisons of Sierra's revenue and expenses for the years ended December 31, 1998 and 1997 are not relevant, and therefore, no discussion of such results of operations are provided herein.

     Sierra has a highly leveraged capital structure with primarily all of its outstanding debt due on March 31, 1999. Sierra does not have the available working capital to meet this obligation, but has recently executed a restructuring of its debt with the lender. Although the restructuring has been executed, it will not become final until the proper Hart-Scott-Rodino filings have been successfully completed. If such efforts are unsuccessful, Sierra may be unable to meet its obligations, making it necessary to undertake actions as may be appropriate to preserve asset values.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Consolidated revenues for SRH increased $2.7 million, or 5%, for the year ended December 31, 1998. An increase in revenues at Red Oak was partially offset by a decrease in revenues at Southwest and Sierra, which was deconsolidated July 1, 1997.

     The following table summarizes production volumes and average sales prices for SRH's oil and gas operations, including the effect on revenues, for the periods indicated:

                                      Year Ended        1998 Compared
                                     December 31,          to 1997
                                  ----------------- ---------------------
                                                         %      Revenue
                                                      Increase  Increase
                                   1998      1997    (Decrease)(Decrease)
                                  ------    ------   --------- ---------
                                                            (in thousands)
Production volumes:
  Oil and condensate (MBbls)       1,689     1,308     29%     $ 7,285
  Natural gas (MMcf)               5,556     5,639    (1%)       (186)
Average sales prices:
  Oil and condensate (per Bbl)         $   12.73 $      19.12  (33%) $
(10,793)
  Natural gas (per Mcf)             1.85      2.24   (17%)     (2,167)

     Oil and gas revenues decreased $6.0 million, or 16%, from 1997 to 1998, due primarily to decreases in oil and gas sales prices during 1998. Oil production increased 29% for the year while gas production decreased 1%. The increase in oil production is due principally to the full-year effect in 1998 of a large oil and gas acquisition in October 1997. Changes in production added $7.1 million to Southwest's revenues. The average sales price per barrel of oil was $12.73 and the average sales price of natural gas was $1.85 per Mcf in 1998, representing a 33% and 17% decrease, respectively, compared to prior year sales price levels. These lower oil and gas prices resulted in a $13.0 million decrease in Southwest's revenues, offsetting the revenue increase due to increased production.

     Real estate revenues increased $16.3 million, or 175%, in 1998 compared to the prior year, due primarily to acquisitions completed in the last half of 1997 and in 1998. Other operating revenues increased $165,000.

     Operating Expenses. Operating expenses, before general and administrative expense, impairment of oil and gas properties, depreciation, depletion and amortization increased $3.3 million, or 11%, in 1998. The increase is due primarily to acquisition-related growth in SRH's real estate business, and is partially offset by lower expenses due to the deconsolidation of Sierra from SRH on July 1, 1997.

     Oil and gas operating expense decreased $105,000, or 1%, in 1998, due primarily to management efforts to cut expenses through more efficient operations, and by selectively eliminating high operating expense properties from its oil and gas portfolio. The average operating expense was $7.03 per Boe in 1998, a decrease of 15% from $8.23 per Boe for the same period in 1997.

     Real estate operating expense increased $9.1 million, or 220%, for 1998, due primarily to acquisitions. Other operating expenses decreased $107,000.

     General and Administrative ("G&A") Expense. Consolidated G&A expense for SRH decreased $1.3 million, or 23%, for 1998. The decrease is due primarily to the deconsolidation of Sierra from SRH, which contributed $1.3 million of G&A expense in the first half of 1997. Oil and gas G&A expense decreased approximately $942,000, or 26%, in 1998 compared to 1997, and averaged $1.04 per Boe in 1998, a 36% decrease compared to 1997, due primarily to reductions in oil and gas technical and administrative staff in response to significant decreases in oil and gas prices experienced in the last quarter of 1997 and in 1998. Real estate G&A expense increased
$533,000, or 41%, in 1998 due primarily to administrative staff increases necessitated by Red Oak's growth during the year.

     Depreciation, Depletion and Amortization ("DD&A") Expense. Consolidated DD&A expense for SRH increased $4.2 million, or 28%, for the year ended December 31, 1998 due to growth in each of SRH's businesses. Oil and gas DD&A expense increased approximately $3.3 million, or 26%, in 1998, compared to the prior year. Oil and gas depletion was $5.97 per Boe in 1998, an increase of 8% compared to 1997. The increase in oil and gas DD&A expense on an overall basis and per Boe is due primarily to a decrease in oil and gas price used in the year-end reserve reports for 1998 compared to 1997, which resulted in a higher depletion rate under the units of revenue method. Real estate DD&A expense increased approximately $2.1 million, or 261%, in 1998 compared to 1997, attributable primarily to the impact of acquisitions.

     Impairment of Oil and Gas Properties. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of Southwest's oil and gas reserves, thus SRH incurred a non-cash charge of $64.0 million in 1998.

     Interest Expense. Consolidated interest expense for SRH increased $17.6 million, or 93%, in 1998, primarily as a result of increased borrowings incurred to fund a portion of SRH's acquisitions and oil and gas development. Oil and gas interest expense increased approximately $10.2 million, or 83%, as a result of increased borrowings for development drilling and acquisitions made in the fourth quarter of 1997 and in 1998. Real estate interest expense increased $7.6 million, or 121%, due to increased borrowing with proceeds used to finance acquisitions as compared to the prior years. As evidenced by the 93% increase in interest expense, SRH is extremely leveraged with approximately 61% of its total operating revenues being used to service interest expense. Based on current commodity prices, production, rent revenues and current structure, SRH probably will not be able to make interest payments and meet its operating and capital needs as they become due beyond 1999.

     Other Income (Expense). Other income (expense) increased $225,000, or 155%, due primarily to the sale of land held for investment by Red Oak.

     Equity in Loss of Subsidiary and Partnerships. Equity in Loss of Subsidiary and Partnerships resulted in a net charge $3.6 million for 1998.

     Net Income. Due to the factors described above, consolidated net income for SRH decreased $84.6 million to a loss of $96.1 million for the year ended December 31, 1998. Included in the $96.1 million loss for the year ended December 31, 1998 was a non-cash charge of $64.0 million for the writedown of oil and gas properties.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues.   Consolidated revenues for SRH increased $10.0 million,  or
21%, for the year ended December 31, 1997, reflecting increased revenues in each of SRH's businesses.

     The following table summarizes production volumes, average sales prices and period to period comparisons for SRH's oil and gas operations, including the effect on revenues, for the periods indicated:
                                      Year Ended        1997 Compared
                                     December 31,          to 1996
                                  ----------------- ---------------------
                                                         %      Revenue
                                                      Increase  Increase
                                   1997      1996    (Decrease)(Decrease)
                                  ------    ------   --------- ---------
                                                            (in thousands)
Production volumes:
  Oil and condensate (MBbls)       1,308     1,001     31%     $ 6,275
  Natural gas (MMcf)               5,639     5,403      4%         524
Average sales prices:
  Oil and condensate (per Bbl)         $   19.12 $      20.44  (6)%  $
(1,727)
  Natural gas (per Mcf)             2.24      2.22      1%         113

     Oil and gas revenues increased $4.7 million, or 14%, from 1996 to 1997, due primarily to increases in oil production. Oil and gas production increased 31% and 4%, respectively, due principally to several acquisitions completed in the fourth quarter of 1996 and throughout 1997. Increases in production contributed $6.8 million to increased oil and gas revenues. The average sale price per barrel of oil was $19.12 in 1997, a decrease of 6% compared to 1996, and the average sale price of natural gas was $2.24 per Mcf in 1997, an increase of 1% compared to 1996. Increased gas prices and increased oil and gas production for the year offset decreased revenues due to lower oil prices during 1998.

     Real estate revenues increased $4.9 million, or 108%, for 1997, due primarily to acquisitions completed in the last half of 1996 and in 1997. Other operating revenues increased $613,000.

     Operating Expenses. Operating expenses, before general and administrative expense and depreciation, depletion and amortization, increased $6.1 million, or 26%, in 1997 compared to the prior year, due primarily to growth in each SRH's businesses through acquisitions.

     Oil and gas operating expense increased $3.7 million, or 25%, in 1997, due primarily to an increase in the number of oil and gas properties owned by Southwest during the period as compared to the prior year. The average operating expense per Boe was $8.23 in 1997, an increase of 5% from $7.81 per Boe in 1996. The increase in operating expense on a Boe basis is due to costs incurred from non-operated properties, which comprise approximately 35% of SRH's oil and gas properties.

     Real  estate  operating expense increased $2.3 million,  or  119%,  in
1997,  due  primarily  to acquisitions completed during  the  year.   Other
operating expenses increased $788,000.

     General and Administrative ("G&A") Expense. Consolidated G&A expense for SRH increased $309,000, or 5%, in 1997, due primarily to an increase in SRH's activities resulting from recent acquisitions. Oil and gas G&A expense increased approximately $1.2 million, or 50%, in 1997, and was $1.63 per Boe, an increase of 27% compared to 1996. The increase in G&A expense on a per Boe basis was due primarily to additions to oil and gas technical and administrative staff in conjunction with planned increases in oil and gas acquisition and development activities. Real estate G&A expense increased $161,000, or 25%, in 1997.

     Depreciation, Depletion and Amortization ("DD&A") Expense. Consolidated DD&A expense for SRH increased $6.6 million, or 78%, for the year ended December 31, 1997 due to growth in the businesses at Southwest and Red Oak. Oil and gas DD&A expense increased approximately $6.0 million in 1997, or approximately 90%, compared to 1996. Oil and gas depletion was $5.52 per Boe in 1997, an increase of 63% from 1996. The increase in DD&A expense in 1997 is due primarily to decreases in oil and gas price used in the year-end reserve reports for 1997 compared to 1996, which resulted in a higher depletion rate under the units of revenue method. Real estate DD&A expense increased approximately $653,000, or 99%, in 1997 compared to 1996, attributable primarily to the impact of acquisitions.

     Interest  Expense.   Consolidated interest expense for  SRH  increased
$8.9 million, or 89%, for 1997, primarily as a result of increased borrowings incurred to fund a portion of Southwest's acquisitions and oil and gas development. Oil and gas interest expense increased approximately $4.4 million, or 55%, as a result of increased borrowings for development drilling and acquisitions made in the last quarter of 1996 and in 1997. Real estate interest expense increased $4.4 million, or 232%, due to increased borrowing as compared to the prior year, with proceeds used to finance acquisitions.

     Other Income (Expense). Other income (expense) decreased $416,000, or 74%, due primarily to the receipt of an insurance settlement in 1996.

     Net Income. Due to the factors described above, consolidated net income for SRH decreased $11.9 million to a loss of $11.5 million for the year ended December 31, 1997. Included in the $11.5 million loss for the year ended December 31, 1997 was an extraordinary loss of $3.1 million, net of tax, for the early extinguishment of debt. See note 7 of Notes to Consolidated Financial Statements for Southwest Royalties Holdings, Inc. included in "Item 8. Financial Statements and Supplementary Data."

Liquidity and Capital Resources

     Management is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is exploring various strategies for addressing its current and future liquidity needs. During 1998, for instance, Southwest sold $5.7 million of oil and gas properties in an ongoing effort to decrease its production costs and improve its cash position. As of December 31, 1998, SRH's consolidated cash balance was $13.8 million, of which $12.4 million was available to Southwest.

     SRH financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should SRH be unable to continue as a going concern.

     SRH has a highly leveraged capital structure with $21.0 million of interest payments due in 1999 on its 10.5% Senior Notes and approximately $12.7 million of principal and approximately $12.3 million of cash interest payments due in 1999 on its other obligations (principally related to Red
Oak). Due to severely depressed commodity prices and lagging rental property utilization, SRH is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. Management is currently in the process of renegotiating the terms of SRH's various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that SRH's debt restructuring efforts will be successful or that the note holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional note holders, or possibly, agreements of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH. Under current circumstances, SRH's ability to continue as a going concern depends upon its ability to (1) successfully restructure its 10.5% Senior Notes and other obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If SRH is unsuccessful in its efforts, it may be unable to meet its obligations on the 10.5% Senior Notes, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

     Cash flow information for Sierra is reported through June 30, 1997, the date prior to its deconsolidation from SRH, but for periods thereafter, cash flow information has been reported using the equity method of accounting under GAAP.

     Net Cash Provided By (Used By) Operating Activities. In 1998, SRH's operating activities used $6.0 million of cash flow. In 1997 and 1996, SRH's operating activities provided $6.0 million and $10.3 million of cash flow, respectively. SRH's ability to generate cash flow from operating activities was severely restricted in 1998, primarily due to historically low oil and gas prices during the year and a 93% increase in interest expense compared to 1997. Decreased cash flow provided by operating activities in 1997 compared to 1996 was due to lower oil and gas prices and higher operating and G&A expenses in 1997 compared to 1996.

     Net Cash Used in Investing Activities. Cash flows used in SRH's investing activities were $56.3 million, $173.9 million and $33.2 million for 1998, 1997 and 1996, respectively. Oil and gas acquisitions and development activities and commercial real estate acquisitions were the primary uses of funds in each year.

     The   following  table  sets  forth  capital  expenditures,  including acquisitions, made by SRH during the periods indicated.
                                            Year Ended December 31,
                                      -----------------------------------
                                            1998      1997      1996
                                           -----     -----     -----
                                                 (in thousands)
Oil and gas
     Development                          $  7,897  $ 19,639  $ 13,322
     Exploration                               834     2,769       184
     Acquisitions                            1,315    80,797     3,234
     Well servicing                              -         -     3,826
     Real estate                            52,141    53,184    13,947
                                            ------   -------    ------
       Total                              $ 62,187  $156,389  $ 34,513
                                            ======   =======    ======
     In response to the substantial decrease in oil prices during 1998, SRH has initiated a short-term alternate business plan that delays certain development and exploratory projects until oil and gas industry conditions
improve.   Based on this plan, SRH has tentatively budgeted $8  million  in capital expenditures at Southwest for oil and gas development projects. This budget is subject to change based on financial strategies currently being developed, including hedging strategies, divestitures and debt restructuring, as well as the level of oil and gas prices in the future.

     Net Cash Provided by Financing Activities. Cash provided by SRH's financing activities, on a consolidated basis, was $48.7 million (including additional net borrowings of $49.1 million), $186.9 million (including additional net borrowings of $185.0 million and $1.0 million from issuance of additional equity securities) and $27.9 million (including additional net borrowings of $17.9 million and $9.9 million net proceeds from issuance of additional equity securities) for 1998, 1997 and 1996, respectively. Net cash provided by financing activities was primarily used to fund real estate activities in 1998.

     Senior Notes due 2004. In October 1997, Southwest completed a $200 million Senior Notes due 2004. Proceeds from the Offering were used primarily for acquisitions, repayment of debt, an equity investment by SRH in Red Oak and for working capital. The Senior Notes bear interest at 10.5% per annum and mature on October 15, 2004.

     MROP and Red Oak Acquisition Facilities. In April 1997 MRO Properties Inc. ("MROP"), a 100% owned subsidiary of Red Oak entered into a $42 million credit facility maturing in April 2000 with an institutional lender (the "MROP Facility"). The MROP Facility was executed in order to consolidate nine mortgage loans, originally incurred to complete the acquisition of certain Red Oak properties and to finance the acquisition of an additional real estate property. Borrowings under the facility bear interest at a rate of 13%, with 10% payable in cash and the remaining 3% payable in cash or additional notes. The facility contains a number of covenants that, among other things, restrict the ability of MROP to incur additional indebtedness and dispose of assets. The facility is secured by a first lien on substantially all of MROP's properties. In September 1997, the Company negotiated an additional $30.5 million in loan proceeds which was used to acquire a retail shopping center and office building in Oklahoma City, Oklahoma and a retail shopping center in San Antonio, Texas. The loan is collateralized by the properties purchased, and by properties contributed by the Company. MROP's obligations under the facility are non-recourse to SRH, Southwest, Red Oak and Sierra. Simultaneous with increasing the size of the MROP facility to $72 million, Red Oak entered into two additional mortgage facilities with separate lenders (the "Red Oak Acquisition Facilities") to partially fund acquisitions. The MROP facility and Red Oak Acquisition Facilities are secured by a first lien on the properties acquired. The Red Oak Acquisition Facilities contain a number of covenants that, among other things, restrict the ability of Red Oak to incur additional indebtedness and dispose of assets. The Red Oak Acquisition Facilities bear interest at 9.25% and obligations thereunder are non-recourse to SRH and Southwest.

     Under the capital reserve clause of the Credit Facility Agreement, MROP was required to deposit in escrow with the creditor $1 million by September 30, 1998 and an additional $1 million by October 23, 1998, to be used for future capital improvements to the properties. Subsequently, the lender extended the deposit due dates until December 1, 1998. At December 31, 1998, MROP had not made the $2 million deposits required which resulted in a technical default with the credit facility therefore defaulting the interest rate to 18%, with 10% payable in cash and the remaining 8% payable in cash or additional notes, at year-end. On February 15, 1999, MROP negotiated a deal with the lender borrowing an additional $2 million, therefore curing the default and increasing interest an additional .5% from 13% to 13.5%.

     As of December 31, 1998, Red Oak was in default on approximately $1,900,000 of notes payable due certain of its shareholders, for failure to pay principal and interest payments on the stated due dates. Additionally, as a result of these defaults, Red Oak violated a covenant requirement on a term note payable with a balance outstanding of approximately $6,700,000 at December 31, 1998. These notes may be callable by the lenders and, as such, are classified as current in the Company's consolidated balance sheet at December 31,1998.

     Southwest Credit Facility. At December 31, 1998, Southwest had $40,000 outstanding. Southwest currently has no availability under its Credit Facility. See "Item 8, Financial Statements and Supplementary Data
- Note 7."

     Hedging Activities. From time to time, Southwest purchases option contracts to mitigate the volatility of oil and gas commodity prices. SRH also periodically sells production forward in order to lock in prices so as to protect the economics related to certain capital projects. In August 1998, Southwest purchased an option to sell 15,000 MMBtu of natural gas per day based on the El Paso Natural Gas Co. - Permian Basin Index. The option is for the period from November 1, 1998 through March 31, 1999 and has a strike price of $2.00 per MMBtu. In March 1999, Southwest entered into a hedging agreement whereby SRH is contracted to sell 1,000 barrels of oil per day with a strike price of $14.67 per Bbl., based on West Texas Intermediate - NYMEX. The contract is for the period April 1, 1999 through June 30, 1999, but can be extended to September 30, 1999 at the option of the counter-party.

Other Issues

     Information Systems for the Year 2000. SRH is continuing in its effort to identify and assess its exposure to the potential Year 2000 software and inbedded chip processing and date sensitivity issue. Through Red Oak and its data processing subsidiary, Midland Southwest Software, Inc., SRH proactively initiated a plan to identify applicable hardware and software, assess impact and effect, estimate costs, construct and implement corrective actions, and prepare contingency plans.

     Identification & Assessment. SRH currently believes it has identified the internal and external software and hardware that may have date sensitivity problems. Five critical systems and/or functions were identified: (i) the proprietary software of Southwest (OGAS) that is used for oil & gas property management and financial accounting functions, (ii) the proprietary software of Red Oak (Yardi) that is used for real estate property management and financial accounting functions (iii) DEC VAX/VMS hardware and operating system, (iv) various third-party application software including lease economic analysis, fixed asset management, geological applications, and payroll and human resource programs and (v) External Agents.

     The proprietary software of Southwest is currently in the process of meeting compliance requirements with an estimated completion date of mid-year 1999. Since this is an internally generated software package, SRH has estimated the cost to be approximately $25,000 by estimating the necessary man-hours. These modifications are being made by internal staff and do not represent additional costs to SRH. SRH has not made contingency plans at this time since the conversion is ahead of schedule and being handled by Company controlled internal programmers. Given the complexity of the systems being modified, it is anticipated that some problems may arise, but with an expected early completion date, SRH feels that adequate time is available to overcome unforeseen delays.

     DEC has released a fully compliant version of its operating system that is used by Southwest on the DEC VAX system. It will be installed in August 1999, SRH believes that this will solve any potential problems on the DEC VAX system.

     SRH has identified various third-party software that may have date sensitivity problems and is working with the vendors to secure solutions as well as prepare contingency plans. After review and evaluation of the vendor plans and status, SRH believes that the problems will be resolved prior to the year 2000 or the alternate contingency plan will sufficiently and adequately remediate the problem so that there is no material disruption to business functions.

     The External Agents of SRH include suppliers, customers, owners, vendors, banks, product purchasers including pipelines, and other oil and gas property operators. SRH is in the process of identifying and communicating with each critical External Agent about its plan and progress thereof in addressing the Year 2000 issue. This process is on schedule and SRH, at this time, believes that there should be no material interference or disruption associated with any of the critical External Agent's functions necessary to SRH's business. SRH estimates completion of this audit by mid-year 1999 and believes that alternate plans can be devised to circumvent any material problems arising from critical External Agent noncompliance.

     Cost. To date, SRH has incurred only minimal internal man-hour costs for identification, planning, and maintenance. SRH believes that the necessary additional costs will also be minimal and most will fall under normal and general maintenance procedures and updates. An accurate cost cannot be determined at this time, but it is expected that the total cost to remediate all systems to be less than $60,000.

     Risks and Contingency. The failure to correct critical systems of SRH, or the failure of a material business partner or External Agent to resolve critical Year 2000 issues could have a serious adverse impact on the ability of SRH to continue operations and meet obligations. Based on SRH's evaluation and assessment to date, it is believed that any interruption in operation will be minor and short-lived and pose no material monetary loss, safety, or environmental risk to SRH. However, until all assessment is complete, it is impossible to accurately identify the risks, quantify potential impacts or establish a final contingency plan. SRH believes that its assessment and contingency planning will be complete no later than mid-year 1999.

     Worst Case Scenario. The Securities and Exchange Commission requires that public companies must forecast the most reasonably likely worst case Year 2000 scenario, assuming that SRH's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios SRH may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving SRH; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for SRH and its employees, contractors, suppliers, and customers; significant disruption to SRH's ability to gain access to, and continue  working  in,  office  buildings and  other  facilities;  and  the failure, of third-parties systems, the effects of which would have a cumulative material adverse impact on SRH's critical systems. SRH could experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to SRH. Under these circumstances, the adverse effect on SRH, and the diminution of Company revenues, could be material, although not quantifiable at this time.

     Derivative Instruments and Hedging Activities. In June 1998, The FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to charges in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following quantitative and qualitative information is provided about financial instruments to which the Company is a party as of December 31, 1998, and from which the Company may incur future earnings gains or losses from changes in market interest rates or commodity prices.

Quantitative Disclosures

     Interest rate sensitivity. The following table provides information about the Company's debt obligations which are sensitive to changes in interest rates. The table presents cash maturities by expected maturity dates together with the weighted average interest rates expected to be paid on the debt, given current contractual terms and market conditions. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company is obligated to periodically pay on the debt; for variable rate debt, the average interest rate represents the average rates being paid on the debt at December 31, 1998.


                                      As of December 31, 1998
                         1999    2000   2001  2002  2003ThereafterTotalFair
Value
                        ----   ----  ----  ----  --------------------------
---
Total Debt
  maturities             $12,716   $ 73,186 $36,257  $  2,045 $  659   $210
,221                  $ 335,084   $ 216,354
Fixed  rate  debt         $10,938   $ 72,791 $ 59  $ 80  $  17 $198,789   $
282,674               $ 163,944
Weighted average
  interest rate          11.29%      10.49% 10.49%      10.49%       10.49%
10.50%
Variable rate debt      $1,778    $ 395 $  36,198   $  1,965 $ 642  $11,432
52,410                  52,410
Average interest rate   7.48% 7.48% 8.40%  8.34% 8.31%  9.13%

      Commodity  price  sensitivity.  See  Notes  1  and  13  of  Notes  to
Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the accounting procedures followed by SRH relative to hedge derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instrument which is sensitive to changes in natural gas and crude oil commodity prices.

     The Company, from time to time, uses option contracts to mitigate the volatility of price changes on commodities the Company produces and sells as well as to lock in prices to protect the economics related to certain capital projects. These contracts are sensitive to changes in natural gas crude oil commodity prices. In August 1998, the Company purchased a put option contract on a total notional amount of 15,000 MMBtu of natural gas per day with a strike price of $2.00 per MMBtu for approximately $374,000. The option is based on the El Paso Natural Gas Co. - Permian Basin Index and is for the period from November 1, 1998 through March 31, 1999.

     Subsequent to December 31, the company entered into a hedging agreement whereby the Company is contracted to sell 1,000 barrels of oil per day, approximately 25% of its oil production, with a strike price of $14.67 per Bbl., based on West Texas Intermediate - NYMEX. The contract is for the period April 1, 1999 through June 30, 1999, but can be extended to September 30, 1999 at the option of the counter-party.

Qualitative Disclosures

     Non-derivative financial instruments. The Company is a borrower under fixed rate and variable rate debt instruments that give rise to interest rate risk. The Company's objective in borrowing under fixed or variable rate debt is to satisfy capital requirements while minimizing the Company's costs of capital. To realize its objectives, the Company borrows under fixed and variable rate debt instruments, based on the availability of capital  and  market  conditions.  See Note  7  of  Notes  to  Consolidated
Financial Statement included in "Item 8. Financial Statements and Supplementary Date" for a discussion relative to the Company's debt instruments.

     Derivative financial instruments. Revenues from the Company's operations are highly dependent on the price of oil and gas. The markets for oil and natural gas are volatile and prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas and a variety of additional factors that are beyond SRH's control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, market uncertainty, the price and availability of alternative fuels, political conditions in the Middle East, foreign imports and overall economic conditions. It is impossible for SRH to predict future oil and gas prices with any certainty. In order to reduce the Company's exposure to oil and gas price risks, from time to time the Company enters into commodity price derivative contracts to hedge commodity price risks.

     As  of  December  31,  1998, the Company has hedged  all  of  its  gas production with an option contract that establishes a floor price  for  the notional sales volumes of the contract. If the price for natural gas (El Paso Natural Gas Co. - Permian Basin Index) is above the strike price indicated in the contract, the Company receives payment from the counter-party for the difference between the market price and the strike price, based on the notional amount of the contract. If the price of natural gas falls below the strike price, the Company has no liability to the counter-party. The premium paid for the option contract is amortized to natural gas revenue over the term of the contract. Additionally, any amount received from the counter-party is recorded to natural gas revenues.

     Subsequent to December 31, 1998, the Company hedged a portion of its oil production with a swap contract that establishes a strike price based on NYMEX. If the price of crude oil is above the strike price, the Company receives a payment from the counter-party for the difference between the market price the strike price, based on the notional amount of the contract. Conversely, if the strike price falls below the market price, the Company pays the counter-party. All amounts received or paid under the contract will be recorded to crude oil revenues.

     As of December 31, 1998, the Company's primary risk exposures associated with financial instruments to which it is a party include natural gas and crude oil price volatility and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                Index to Consolidated Financial Statements

                                                              Page
                                                             -----

Consolidated Financial Statements of Southwest Royalties
  Holdings, Inc. and Subsidiaries
Independent Auditors' Reports                                  47
Consolidated Balance Sheets as of December 31, 1998 and 1997          48
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996                             50
Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1998, 1997 and 1996                       52
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                             53
Notes to Consolidated Financial Statements                     56

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Southwest Royalties Holdings, Inc.:


     We have audited the accompanying consolidated balance sheets of Southwest Royalties Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                     KPMG LLP

Midland, Texas
March 1, 1999

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                              (in thousands)

                                                        December 31,
                                                  ------------------------
ASSETS                                                 1998      1997
----------------------------------------------------------      ----- -----
Current assets
  Cash and cash equivalents                         $ 13,801  $ 27,365
  Accounts receivable, net of allowance of
   $342 and $254, respectively                         5,248     8,376
  Receivables from related parties                     1,594     2,556
  Other current assets                                 1,624     1,209
                                                     -------   -------
     Total current assets                             22,267    39,506
                                                     -------   -------

Oil and gas properties, using the full cost
 method of accounting
  Proved                                             194,096   188,432
  Unproved                                             3,230     4,554
                                                    --------   -------
                                                     197,326   192,986
  Less accumulated depletion, depreciation
   and amortization                                  121,841    42,240
                                                    --------   -------
     Oil and gas properties, net                      75,485   150,746
                                                    --------   -------
Rental property, net                                 132,120    81,373
                                                    --------   -------
Other property and equipment, net                      5,888     5,556
                                                    --------   -------
Other assets
  Restricted cash                                      5,050     8,064
    Equity   investment  in  subsidiary  and  partnerships              931
4,545
  Real estate investments                              4,019     4,203
  Deferred debt costs, net of accumulated
     amortization  of  $3,136  and  $903,  respectively               8,725
9,382
  Noncompete covenants, net of accumulated
   amortization of $269                                1,335         -
  Other, net                                           1,730     2,068
                                                        -------     -------
Total other assets                                    21,790    28,262
                                                     -------   -------
Total assets                                        $257,550  $305,443
                                                     =======   =======
                                                           (continued)





           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)

                                                        December 31,
LIABILITIES, MINORITY INTEREST, REDEEMABLE        ------------------------
 COMMON STOCK AND STOCKHOLDERS' EQUITY                 1998      1997
----------------------------------------------------------      ----- -----
Current liabilities
  Current maturities of long-term debt              $ 12,716  $  1,878
  Accounts payable                                     7,116     7,119
  Accounts payable to related parties                    173        64
  Accrued expenses                                     9,737     9,450
  Deferred income taxes                                    -       254
                                                     -------   -------
     Total current liabilities                        29,742    18,765
                                                     -------   -------
Long-term debt                                       322,368   281,764
                                                     -------   -------
Other long-term liabilities                            1,797     1,809
                                                     -------   -------
Deferred income taxes                                      -     2,094
                                                     -------   -------
Minority interest                                        206     1,861
                                                     -------   -------
Redeemable common stock of subsidiary                  2,979     2,666
                                                     -------   -------
Redeemable common stock                                8,290     8,290
                                                     -------   -------
Stockholders' equity
  Preferred stock - $1 par value; 5,000,000 shares
  authorized; none issued                                  -         -
  Common stock - $.10 par value; 5,000,000 shares
   authorized; 1,161,037 issued at December 31, 1998
   and December 31, 1997                                 116       116
  Additional paid-in capital                           2,196     2,196
  Accumulated deficit                               (105,375)  (9,321)
   Note  receivable  from  an officer and  stockholder              (1,679)
(1,707)
  Less:  treasury stock - at cost; 214,215 shares at
   December 31, 1998 and 1997                        (3,090)   (3,090)
                                                     -------   -------
     Total stockholders' deficit                    (107,832) (11,806)
                                                     -------   -------
Total liabilities, minority interest, redeemable
  common stock and stockholders' equity             $257,550  $305,443
                                                     =======   =======







           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share data)

                                        For the years ended December 31,
                                       ----------------------------------
                                           1998       1997      1996
                                          -----      -----     -----
Operating revenues
  Oil and gas                           $ 32,467   $  38,500  $ 33,787
  Well servicing, including related party
     revenues of $0, $8 and $112,
     respectively                              -       7,789     8,013
  Real estate                             25,650       9,338     4,487
  Other                                    1,392       1,227       614
                                        ---------  ---------   -------
  Total operating revenues                59,509      56,854    46,901
                                        ---------  ---------   -------
Operating expenses
  Oil and gas production                  18,395      18,500    14,846
  Well servicing                               -       5,600     6,145
  Real estate                             13,242       4,138     1,887
  General and administrative, net of
     related party management and
     administrative fees of $3,789,
     $3,538 and $3,648, respectively       4,450       5,745     5,436
   Depreciation,  depletion  and amortization             19,240     15,034
8,430
    Impairment   of  oil  and  gas  properties               64,000       -
-
  Other                                    1,235       1,342       554
                                        ---------  ---------   -------
  Total operating expenses               120,562      50,359    37,298
                                        ---------  ---------   -------
Operating income (loss)                 (61,053)       6,495     9,603
                                        ---------  ---------   -------
Other income (expense)
  Interest and dividend income             1,478       1,002       441
  Interest expense                      (36,490)    (18,894)  (10,016)
  Other                                      370         145       561
                                        ---------  ---------   -------
                                        (34,642)    (17,747)   (9,014)
                                        ---------  ---------   -------
                                                           (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)

                                        For the years ended December 31,
                                       ----------------------------------
                                           1998       1997       1996
                                          -----      -----      -----

Income (loss) before income taxes, minority
  interest, equity loss and extraordinary
  item                                  (95,695)    (11,252)       589
  Income tax benefit (provision)           2,348       2,641     (365)
                                        ---------  ---------   -------
Income (loss) before minority interest,
  equity loss and extraordinary item    (93,347)     (8,611)       224
  Minority interest in subsidiaries,
   net of tax                                913         430       181
  Equity loss in subsidiary and
   partnerships, net of tax              (3,620)       (203)         -
                                        ---------  ---------   -------
Income  (loss)  before  extraordinary  item             (96,054)    (8,384)
405
  Extraordinary loss from early
    extinguishment  of debt, net  of  tax               -           (3,109)
-
                                        ---------  ---------   -------
Net income (loss)                       $(96,054)  $(11,493)  $    405
                                        =========  =========   =======
Income (loss) per common share
  Income (loss) per common share before
   extraordinary item                   $ (89.28)  $  (7.78)  $    .42
  Extraordinary loss from early
    extinguishment  of  debt, net  of  tax               -           (2.88)
-
                                        ---------  ---------   -------
Income (loss) per common share          $ (89.28)  $ (10.66)  $    .42
                                        =========  =========   =======
Weighted average shares outstanding     1,075,868  1,077,808   964,009
                                        =========  =========   =======
















           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           For the years ended December 31, 1998, 1997 and 1996

                     (in thousands, except share data)

                                                     Note
                    Common StockAdditional        ReceivableTreasury Stock
                   --------------Paid-InAccumulated  from   ---------------
                    Shares AmountCapital  DeficitStockholderShares  Amount
                   ------- -------------  ---------------------------------
-
Balance -
  January 1, 19961,160,537 $116   $1,305  $ 1,767  $(1,760)194,575 $(1,869)

Payments received on note
  receivable             -    -        -        -      25       -       -
Issuance of common stock
  warrants               -    -      857        -       -       -       -
Issuance of stock options
  as additional
  compensation           -    -       34        -       -       -       -
Purchase  of treasury stock -      -       -        -            -   10,000
(639)
Net income               -    -        -      405       -       -       -
                 --------- ----    -----  -------  ------ -------  ------
Balance -
   December 31, 19961,160,537      116     2,196    2,172  (1,735)  204,575
(2,508)

Stock option exercised 500    -        -        -       -       -       -
Payments received on
  note receivable        -    -        -        -      28       -       -
Purchase  of treasury stock -      -       -        -             -   9,640
(582)
Net loss                 -    -        -  (11,493)      -       -       -
                 --------- ----    -----  -------  ------ -------  ------
Balance -
   December 31, 19971,161,037      116     2,196    (9,321)         (1,707)
214,215                    (3,090)

Payments received on
  note receivable        -    -        -        -      28       -       -
Net loss                 -    -        -  (96,054)      -       -       -
                 --------- ----    -----  -------  ------ -------  ------
Balance -
   December 31, 19981,161,037  $   116  $  2,196 $  (105,375)    $  (1,679)
214,215                  $ (3,090)
                 ========= ====    =====  =======  ====== =======  ======














           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (in thousands)

                                         For the years ended December 31,
                                        ----------------------------------
                                             1998      1997      1996
                                            -----     -----     -----
Cash flows from operating activities
  Net income (loss)                      $(96,054)  $(11,493)  $   405
  Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
   Depreciation,  depletion  and amortization              19,240    15,034
8,430
    Impairment  of  oil  and  gas  properties                64,000       -
-
  Noncash interest expense                   2,963      1,311    1,902
  Extraordinary loss from early
   extinguishment of debt                        -      1,411        -
  Gain (Loss) on sale of assets              (275)         84      226
   Equity  loss  of subsidiary and partnerships             3,620       203
-
  Other noncash items                          187      (176)      257
  Bad debt expense                             501        241      168
  Deferred income taxes                    (2,348)    (2,606)      747
  Minority interest in income
   of subsidiary                             (913)      (430)    (181)
  Changes in operating assets and liabilities-
   Accounts receivable                       3,709    (6,029)  (1,128)
   Income tax receivable                         -          -      270
   Other current assets                      (226)      (594)    (379)
   Deferred lease costs                      (773)      (402)        -
    Accounts  payable  and  accrued  expenses             166         6,612
(467)
   Accrued interest payable                    227      2,898        -
   Income taxes payable                          -       (30)       30
                                           -------    -------   ------
Net cash provided by (used in) operating
  activities                               (5,976)      6,034   10,280
                                           -------    -------   ------
Cash flows from investing activities
   Proceeds  from  sale  of  oil and gas properties       5,706       1,538
1,081
  Additions to oil and gas properties     (10,046)  (103,205)  (16,740)
  Purchase of other property and equipment
   and rental property                    (54,462)   (61,645)  (14,443)
  Purchase of other assets                   (712)    (3,121)  (1,095)
  Purchase of noncompete covenants         (1,604)          -        -
  Proceeds from sale of other assets         1,317        219      196
  Proceeds from sale of other property
   and equipment                                50        209      274
  Purchase of real estate investments        (333)       (91)  (2,569)
  Change in restricted cash                  3,014    (8,064)        -
    Proceeds  from  sale  of  real  estate  investment       765          -
-
  Other                                         22        258       71
                                           -------    -------   ------
Net cash used in investing activities     (56,283)  (173,902)  (33,225)
                                           -------    -------   ------
                                                           (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                              (in thousands)

                                         For the years ended December 31,
                                        ----------------------------------
                                             1998      1997      1996
                                            -----     -----     -----
Cash flows from financing activities
  Proceeds from borrowings                  54,589    309,870   29,094
  Payments on debt                         (3,877)  (113,381)  (9,379)
   Payments  on  other long-term liabilities                 (99)   (2,166)
(512)
   Increase  in  other long-term liabilities                   87       841
46
   Cash  received  on subscriptions receivable                  -     2,807
-
  Purchase of treasury stock                     -      (582)    (250)
  Deferred debt costs                      (1,576)    (9,842)  (1,333)
  Issuance of stock warrants                     -          -      857
  Issuance of redeemable common stock, net
   of issue costs                                -         32    5,451
  Net proceeds from sale of subsidiaries
   common stock                                  -      1,007    4,158
  Prepayment penalty on early
   extinguishment of debt                        -      (341)        -
   Dividends  paid  to minority interest owners             (120)     (122)
(139)
   Purchase  of  minority interest in subsidiary            (309)         -
-
   Purchase  of  treasury stock by subsidiary                   -   (1,174)
(128)
                                           -------    -------   ------
Net  cash  provided  by financing activities               48,695   186,949
27,865
                                           -------    -------   ------
Net increase (decrease) in unrestricted
  cash and cash equivalents               (13,564)     19,081    4,920
  Unrestricted cash and cash equivalents -
  beginning of period                       27,365      8,284    3,364
                                           -------    -------   ------
Unrestricted cash and cash equivalents -
  end of period                          $  13,801  $  27,365  $ 8,284
                                           =======    =======   ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                              (in thousands)

                                         For the years ended December 31,
                                        ----------------------------------
                                             1998      1997      1996
                                            -----     -----     -----
Supplemental disclosures of cash flow
 information
  Interest paid                          $  31,695  $  14,802  $ 7,780

Supplemental schedule of noncash investing
 and financing activities-
  Long-term debt and liabilities assumed
   in acquisition of real estate         $       -  $       -  $   150
  Increase in other long-term liabilities
   from general partner contribution to
   partnership                           $       -  $       -  $   198
   Debt  issued for other property and equipment   $  -        $   -      $
604
  Increase in other long-term liabilities
  from purchase of treasury stock        $       -  $       -  $   389
  Transfer oil and gas properties as debt
   issue costs                           $       -  $       -  $   204
  Increase in subscription receivable
    from  sale of redeemable common stock          $  -        $   -      $
2,807


























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

Principles of Consolidation

     The consolidated financial statements include the accounts of SRH and its subsidiaries. As of December 31, 1998 and 1997, the Company owned approximately 81% of Red Oak, 39% of Sierra as well as 99% and 98%, respectively of Midland Southwest Software ("MSS") and Threading Products International, LLC ("TPI"), both of which are subsidiaries of Southwest. Effective July 1, 1997, Sierra was deconsolidated and is accounted for using the equity method (see Note 3). The consolidated financial statements include the Company's proportionate share of the assets, liabilities, income and expenses of oil and gas limited partnerships for which it serves as managing general partner. The Company accounts for its investments in Southwest Partners II and III using the equity method, as the Company exercises significant influence over the operations of these partnerships. All significant intercompany transactions have been eliminated.

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Restricted Cash

     Restricted cash represents amounts required to be reserved in separate accounts by financial lenders. These reserves are principally for real estate activity and are held in the names of Red Oak and its various subsidiaries, but withdrawals from such accounts require the signature or authorization of the lender.

     Restricted   cash   accounts,  principally  for  Red   Oak   and   its
subsidiaries,  have  been  established  for  the  following  purposes   (in
thousands):
                                                          1998     1997
                                                          ----     ----
     Property liens                                    $     -       54
     Certificate of Deposits                               105        -
     Tenant security deposits                              412      365
     Interest reserves                                     707      694
     Capital expenditures account                        1,229    5,112
     Tax and insurance reserve                           1,009      518
     Tenant bankruptcy reserve                             767      753
     Lockbox                                               217        -
     Customer service reserve                               10        -
     Escrow fund                                           594      568
                                                         -----    -----
                                                       $ 5,050    8,064
                                                         =====    =====
Concentrations of Credit Risk

     The Company is subject to credit risk through oil and gas trade receivables and real estate lease receivables. Although a substantial portion of its customers' ability to pay is dependent upon conditions in the oil and gas industry as well as general economic conditions, credit risk is reduced due to a large customer base.

Commodity Hedging and Derivative Financial Instruments

     The Company has only limited involvement with derivative financial instruments and generally does not use them for trading purposes. They are used to manage commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counter-parties to its commodity hedges. The Company anticipates, however, that such counter-parties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counter-parties.

     The derivative financial instruments that the Company accounts for as hedging contracts must meet the following criteria: the underlying asset must expose the Company to price risk that is not offset in another asset or liability, the hedging contract must reduce that price risk, and the instrument must be designated as a hedge at the inception of the contract and throughout the contract period. In order to qualify as a hedge, there must be clear correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset such that changes in the market value of the financial instrument will be offset by the effect of price changes on the exposed items.

     Premiums paid for commodity option contracts which qualify as hedges are amortized to oil and gas sales over the term of the agreements. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable under the commodity option contracts are accrued as an increase in oil and gas sales for the applicable periods.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

     Net capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized using the units of revenue method, whereby the provision is computed on the basis of current gross revenues from production in relation to future gross revenues, based on current prices, from estimated production of proved oil and gas reserves. Should the net capitalized costs net of related deferred income taxes exceed the estimated present value of oil and gas reserves discounted at 10% and adjusted for related income taxes, such excess costs would be charged to expense in the Consolidated Statements of Operations. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if oil or natural gas prices increase. As of June 30, 1998 and December 31, 1998, the net capitalized costs of oil and gas properties exceeded the estimated present value of oil and gas reserves, resulting in a total noncash charge of $64.0 million.

     It is reasonably possible that the estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could change significantly in the near term due to the fluctuation of oil and gas prices or production. Depletion estimates would also be affected by such changes.

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

     Depreciation is provided on the straight-line method based on the estimated useful lives of the depreciable assets as follows:

     Building and improvements                    20 to 30 years
     Rental property and improvements             5 to 30 years
     Leasehold improvements                       2 to 10 years
     Machinery and equipment                      3 to 5 years
     Furniture and fixtures                       3 to 5 years
     Equipment under capital lease                3 to 5 years

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets, excluding oil and gas properties accounted for using the full cost method of accounting and including rental property and well servicing equipment, and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this Statement did not have an impact on the Company's financial position, results of operations, or liquidity.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Deferred Debt Costs
     The Company capitalizes certain costs incurred in connection with issuing debt. These costs are being amortized to interest expense on the straight-line method over the term of the related debt.

Gas Balancing

     The Company utilizes the sales method of accounting for over or under deliveries of natural gas. Under this method, the Company recognizes sales revenue on all natural gas sold. As of December 31, 1998, 1997 and 1996, the Company was underproduced by approximately 620 MMcf, 697 MMcf and 693 MMcf, respectively.

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

Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 amounts to conform to the 1998 presentation.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Reporting Comprehensive income

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and
(ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement currently has no effect on the Company.

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

2.   Liquidity

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company has a highly leveraged capital structure with $21.0 million of interest payments due in 1999 on its 10.5% Senior Notes and approximately $12.7 million of principal and approximately $12.3 million of cash interest payments due in 1999 on its other obligations (principally related to Red Oak). Due to severely depressed commodity prices and lagging rental property utilization, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. Management is attempting to renegotiate the terms of the Company's various obligations with its note holders and lenders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Company's debt restructuring efforts will be successful or that the note holders or lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional note holders, or possibly, agreements of other creditors of the Company, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon its ability to (1) successfully restructure its 10.5% Senior Notes and other obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations on the 10.5% Senior Notes, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

3. Subsidiaries, Acquisitions and Dispositions

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

     On September 26, 1996, Red Oak formed a subsidiary with an unrelated third party. On October 15, 1996, the subsidiary acquired three shopping centers for a total purchase price of $12.5 million. The transaction was funded through a $2.3 million contribution from Red Oak and a $1.2 million contribution from the unrelated third party. In April 1997 Red Oak purchased the interest of the unrelated third party and merged the subsidiary into Red Oak.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     On October 14, 1997, the Southwest acquired various working interests in 431 producing oil and gas wells, located in seven oil and gas fields in the Permian Basin of West Texas and southeastern New Mexico for $72.3 million. Southwest operates 133 of these wells. Southwest funded this acquisition through the issuance of 10.5% Senior Notes (see Note 7). The results of operations of the properties acquired are included in the Consolidated Statement of Operations beginning October 14, 1997.

     In 1997, Red Oak acquired five shopping centers and two office buildings in Texas, Oklahoma and Arizona for a total cost of $50.9 million. The transactions were accounted for using the purchase method. The results of operations of the properties acquired are included in the Consolidated Statements of Operations as of the close of each acquisition.

     In June 1998, Red Oak acquired a retail shopping center in Texas for $13.5 million. The acquisition was financed by the variable note payable due July 2001 described in Note 7. The operations of the retail shopping center from the date of acquisition through December 31, 1998 have been included in the Consolidated Statement of Operations for the year ended December 31, 1998.

     In December 1998, Red Oak acquired a retail shopping center in Texas for $21.0 million. The acquisition was financed by the variable note payable due December 2001 described in Note 7. The operations of the retail shopping center from the date of acquisition through December 31, 1998 have been included in the Consolidated Statement of Operations for the year ended December 31, 1998.

Pro Forma Results of Operations - (unaudited)

     The  following  table reflects the pro forma results of operations  as
though  the  1997 acquisitions had occurred on January 1,  1997.   The  pro
forma amounts are not necessarily indicative of the results that may be reported in the future.
                                                       Year Ended
                                                       December 31,
                                                           1997
                                                          -----
     Revenues                                             $ 71,066
     Net loss                                             (11,706)
     Net loss per share                                     (10.86)

4.  Equity Investment in Subsidiary and Partnerships

     As of December 31, 1998, the investment in subsidiary held by the Company consists of a 29% direct ownership interest in Sierra as well as an additional 10% indirect interest the Company obtained through limited partnerships, Southwest Partners II and Southwest Partners III, for which Southwest serves as the general partner. The investment is accounted for using the equity method. Effective July 1, 1997, Southwest Partner III purchased additional shares of Sierra stock, decreasing Southwest's total direct and indirect ownership percentage below 50%. Therefore, with the change of Southwest's ownership percentage from a majority to a minority interest, Sierra was deconsolidated. The deconsolidation of Sierra required an adjustment to the investment account to reflect the change in accounting from the consolidation method to the equity method.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The Company's investment in Sierra is subject to possible future dilution as a result of common stock warrants held by Sierra's lender. Sierra has a highly leveraged capital structure with primarily all of its outstanding debt due on March 31, 1999. Sierra does not have the available working capital to meet this obligation, but has recently executed a restructuring of its debt with the lender. Although the restructuring has been executed, it will not become final until the proper Hart-Scott-Rodino filings have been successfully completed. If such efforts are unsuccessful, Sierra may be unable to meet its obligations, making in necessary to undertake actions as may be appropriate to preserve asset values.


     Pertinent financial information for Sierra Well Service, Inc. as of December 31, 1998 and 1997 and for the year ended December 31, 1998 and the six months ended December 31, 1997 is as follows (in thousands):

                                               December 31,  December 31,
                                                    1998 1997
                                                   ----          ----
     Balance Sheets
       Assets                                  $  74,606    $   87,119
                                                  ======        ======
       Liabilities                             $  60,581    $   63,759
       Equity                                     14,025        23,360
                                                  ------        ------
       Total liabilities and equity            $  74,606    $   87,119
                                                  ======        ======

                                               For the year   Six months
                                                  ended         ended
                                               December 31,  December 31,
                                                    1998 1997
                                                   ----          ----
     Statements of Operations
       Revenues                                $  45,319    $   18,370
       Expenses                                   53,262        19,163
       Impairment of long lived assets             1,392             -
                                                  ------        ------
          Net Income/(Loss)                      (9,335)         (793)
                                                  ======        ======

     Company's share of net loss               $ (3,620)    $    (309)
                                                  ======        ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

5.  Property and Equipment

  Property and equipment, including rental property and other, consists of the following (in thousands):
                                                 Years Ended December 31,
                                                 ------------------------
                                                       1998      1997
                                                      -----     -----

     Land                                           $  2,287  $  2,157
     Building and improvements                         1,419     1,413
     Machinery and equipment                           3,048     2,277
     Furniture and fixtures                            2,367     1,743
     Equipment under capital lease                        93       614
     Rental property                                 137,059    83,696
                                                     -------    ------
                                                     146,273    91,900
     Less accumulated depreciation                     8,265     4,971
                                                     -------    ------
                                                    $138,008  $ 86,929
                                                     =======    ======
6.  Future Lease Receivables

     Red Oak leases office and retail shopping centers under noncancelable operating leases that expire at various dates through 2035. The following is a summary of minimum future rentals expected to be received under noncancelable operating leases as of December 31, 1998 (in thousands):

     1999                                           $ 18,473
     2000                                             15,349
     2001                                             11,792
     2002                                              8,979
     2003                                              6,381
     Thereafter                                       23,551
                                                      ------
                                                    $ 84,525
                                                      ======

     The preceding future minimum rentals do not include percentage rents or reimbursements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

7.  Long-term Debt

     Long-term debt consists of the following (in thousands):
                                                       December 31,
                                                   -------------------
                                                       1998      1997
                                                      -----     -----
     10.5% Senior Notes, interest payable semi-annually due
      October 15, 2004, net of discount of $2,116 and
      $2,346, respectively                          $197,884  $197,654
     13.5% Notes payable, due April 2000.  Cash interest of
      10.5% payable monthly with additional interest payable
      based on excess cash flow or through the issuance of
       additional  notes.   Collateralized by real  estate.          72,273
70,628
     Revolving line of credit with variable-rate
      interest, due February 1999.  Collateralized by
      oil and gas properties                              40       100
     Capital lease obligations                           418       473
     Notes payable due July 2001.  Variable rate interest
      due and payable monthly with additional 1 % payable
      based on the lock box agreement.  Net of discount
      of $1,611                                       13,891         -
     Note payable due December 2001.  Variable rate interest
      due and payable monthly with additional 1% payable
       base  on  lock  box agreement.  Net of discount $3,889        21,806
-
     Other                                            28,772    14,787
                                                     -------   -------
                                                     335,084   283,642
     Less current maturities                          12,716     1,878
                                                     -------   -------
                                                    $322,368  $281,764
                                                     =======   =======
10.5% Senior Notes

     In October 1997, the Company issued $200 million aggregate principal amount of 10.5% Senior Notes due October 15, 2004 (the "Notes"). The Notes were sold at a discount and interest is payable April 15 and October 15 of each year, commencing April 15, 1998. The Notes are general unsecured senior obligations of the Company and rank equally in right of payment with all other senior indebtedness of the Company and senior in right of payment of all existing future subordinated indebtedness of the issuer. Net proceeds from the issuance of the Notes were used primarily to repay existing debt of approximately $84 million, purchase oil and gas properties for approximately $72 million, purchase additional stock in Red Oak for approximately $10 million, invest $1.7 million in an affiliate, with the remaining balance used for working capital.

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

13.5% Note Payable

     In April 1997 MRO Properties Inc. ("MROP"), a 100% owned subsidiary of Red Oak entered into a $42 million credit facility maturing in April 2000 with an institutional lender (the "MROP Facility"). The MROP Facility was executed in order to consolidate nine mortgage loans, originally incurred to complete the acquisition of certain Red Oak properties and to finance the acquisition of an additional real estate property. Borrowings under the facility bear interest at a rate of 13%, with 10% payable in cash and the remaining 3% payable in cash or additional notes. The facility contains a number of covenants that, among other things, restrict the ability of MROP to incur additional indebtedness and dispose of assets. The facility is secured by a first lien on substantially all of MROP's properties. In September 1997, the Company negotiated an additional $30.5 million in loan proceeds which was used to acquire a retail shopping center and office building in Oklahoma City, Oklahoma and a retail shopping center in San Antonio, Texas. The loan is collateralized by the properties purchased, and by properties contributed by the Company. Under the capital reserve clause of the Agreement, MROP was required to deposit in escrow with the creditor $1 million by September 30, 1998 and an additional $1 million by October 23, 1998, to be used for future capital improvements to the properties. Subsequently, the lender extended the deposit due dates until December 1, 1998. At December 31, 1998, MRO Properties had not made the $2 million deposits required which resulted in a technical default with the credit facility therefore defaulting the interest rate to 18%, with 10% payable in cash and the remaining 8% payable in cash or additional notes, at year-end. On February 15, 1999, MROP negotiated a deal with the lender borrowing an additional $2 million to fund the escrow, therefore curing the default and increasing interest an additional .5% from 13% to 13.5%.

Revolving Line of Credit

     Southwest Credit Facility. The Southwest Credit Facility was amended to provide for a $75 million revolving line of credit due upon demand, subject to semi-annual borrowing base redetermination. The initial borrowing base of $40 million is subject to a $15 million available sub-limit for oil and gas acquisitions, with the balance of the borrowing base available for general corporate purposes. Borrowings accrue interest at LIBOR plus a margin ranging from 1.75% to 2.50% and the facility incurs a quarterly commitment fee of three-eighths of one percent (3/8%) per annum on the daily average of the unadvanced amount of the borrowing base. The Southwest Credit Facility is secured by substantially all of Southwest's proved oil and gas properties. The facility contains a number of covenants that limit loans and advances, investments, and dividends, as well as setting a minimum interest coverage ratio for SRH. During the second quarter, in response to the sustained low oil price environment, the lender issued lower pricing parameters for the computation of the borrowing base for all of its oil and gas customers. Using the new price parameters, Southwest has no current availability under its line of credit. The lender schedules quarterly reviews of its pricing policy and should oil prices strengthen, the Company can request a redetermination at that time. At December 31, 1998, Southwest is in violation of the minimum interest coverage ratio. Southwest will not seek a waiver as the violation does not create a cross default on any other debt and the $40,000 outstanding on the credit facility is already classified as current on the Company's balance sheet.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Variable Rate Notes Payable

     In June 1998, MRO N Cross, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $13.5 million, net of a $2 million discount, and $2.5 million. The $13.5 million note was used for the acquisition of rental property in the amount of $12.9 million with the remaining $600,000 to be used for capital improvements to the rental property purchased. The $2.5 million note is for capital improvements to the rental property purchased and has not been utilized as of December 31, 1998. The notes are collateralized by the property purchased.

     In December 1998, MRO Commercial, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $21.7 million, net of a $4 million discount, and $9.7 million. The $21.7 million note was used for the acquisition of rental property. The $9.7 million note is for capital improvements to the rental property purchased and has not been utilized as of December 31, 1998. The notes are collateralized by the property purchased.

     As of December 31, 1998, Red Oak was in default on approximately $1,900,000 of notes payable due certain of its shareholders, for failure to pay principal and interest payments on the stated due dates. Additionally, as a result of these defaults, Red Oak violated a covenant requirement on a term note payable with a balance outstanding of approximately $6,700,000 at December 31, 1998. These notes may be callable by the lenders and, as such, are classified as current in the Company's consolidated balance sheet at December 31,1998.

Extinguishment of Debt

     In 1997, the Company repaid certain notes payable with proceeds from the 10.5% Senior Notes. The remaining unamortized deferred debt costs associated with these notes resulted in an extraordinary charge of $3,109,000, net of $1,241,000 of tax benefit, or $2.88 per share.

     Aggregate maturities of all long-term debt as of December 31, 1998, including capital leases, are as follows (in thousands):

     1999                                           $ 12,716
     2000                                             73,186
     2001                                             36,257
     2002                                              2,045
     2003                                                659
     Thereafter                                      210,221
                                                     -------
                                                    $335,084
                                                     =======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

8.  Income Taxes

     Income tax provision (benefit) and amounts separately allocated were as follows (in thousands):
                                                      December 31,
                                              ----------------------------
                                                 1998     1997     1996
                                                -----    -----    -----
     Income (loss) before minority interest, equity loss
       and  extraordinary item                    $(2,348)  $(2,641)      $
365
     Equity loss in subsidiary                        -   (106)        -
     Extraordinary loss from early extinguishment              -    (1,241)
-
                                                 ------   -----    -----
                                                 $(2,348)   $(3,988)      $
365
                                                 ======   =====    =====

     The U.S. Federal tax provision (benefit) attributable to income (loss) before income taxes, minority interest and extraordinary item consists of the following (in thousands):

                                                      December 31,
                                              ----------------------------
                                                 1998     1997     1996
                                                -----    -----    -----
     Current                                    $     -   $(35)   $(382)
     Benefit   of   net  operating  loss  carryforward             (14,165)
(7,340)                                         (913)
     Deferred                                   (20,237)  3,341    1,660
     Valuation allowance                         32,054   1,393        -
                                                 ------   -----    -----
                                                 $(2,348)   $(2,641)      $
365
                                                 ======   =====    =====

     Reconciliation's between the amount determined by applying the U.S. federal statutory rate to income (loss) before income taxes, minority interest and extraordinary item with the income tax provision (benefit) is as follows (in thousands):
                                                      December 31,
                                              ----------------------------
                                                 1998     1997     1996
                                                -----    -----    -----
     Computed "expected" tax expense using the
       U.S.  federal statutory rate               $(34,510) $(3,826)      $
206
     Reduction in available net operating loss
      carryforwards resulting from certain
      subsidiaries which became ineligible for
      inclusion in the consolidated return            -       -      143
     Meals and entertainment                         16      16       32
     Change in valuation allowance               32,054   1,156        -
     Other                                           92      13     (16)
                                                 ------   -----    -----
     Provision  (benefit) for income taxes       $(2,348)   $(2,641)      $
365
                                                 ======   =====    =====

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):
                                                       December 31,
                                                   -------------------
                                                       1998      1997
   Deferred tax assets:                              -----     -----
     Net operating loss carry forwards              $ 21,862  $  9,662
     Alternative minimum tax credit carryforwards        170       170
     Receivables                                         152         -
     Oil and gas properties, principally due to differences in
      the tax and book basis and depletion methods and the
       deduction  of  intangible drilling costs for tax  purposes     7,833
-
     Equity investment in subsidiary                   1,103       250
     Other long term assets                            1,817     1,561
     Other long term liabilities                         463       480
     Covenant not to complete                             57         -
     Other                                                29        38
                                                      ------   -------
     Total gross deferred tax assets                  33,486    12,161
                                                      ------   -------
  Deferred tax liabilities:
     Oil and gas properties, principally due to differences in
      the tax and book basis and depletion methods and the
       deduction  of  intangible drilling costs for tax  purposes         -
(11,918)
     Other property and equipment                      (663)     (763)
     Real estate investments                            (21)      (88)
     Accounts payable and accrued expenses               (7)     (250)
     Other                                             (109)      (97)
                                                      ------   -------
     Total gross deferred tax liabilities              (800)  (13,116)
                                                      ------   -------
     Net deferred tax asset (liability) before
      valuation allowance                             32,686     (955)

  Less valuation allowance:
     Income (loss) before minority interest, equity
      loss and extraordinary item                   (33,447)   (1,393)
     Equity loss in subsidiary                         1,231         -
     Minority interest in subsidiary                   (470)         -
                                                      ------   -------
     Net deferred tax liability                     $      -  $(2,348)
                                                      ======   =======

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future, management has determined that taxable income of Southwest will likely not be sufficient to fully utilize available carryforwards prior to their ultimate expiration. As such, Southwest has recorded a valuation allowance of $29,325,000 to reflect the realizability of its net deferred tax assets. The amount of the valuation allowance could be reduced if estimates of future taxable income during the carryforward period are increased.

     As   of   December   31,  1998,  Southwest  had  net  operating   loss
carryforwards for U.S. federal income tax purposes of approximately $56,107,000, which are available to offset future regular taxable income, if any. The net operating loss carryforwards expire in various periods from 2010 through 2012. Southwest has alternative minimum tax credit carryforwards totaling $170,000 to offset regular income tax, which have no scheduled expiration date.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     Red Oak files an independent return exclusive of Southwest and has net operating loss carryforwards of $8,198,000 expiring in various periods from 2010 through 2013. Based on expectations for the future, management has determined that taxable income of Southwest will likely not be sufficient to fully utilize available carryforwards prior to their ultimate expiration. Approximately $3,361,000 of the valuation allowance relates primarily to the uncertainty of the realizability of Red Oak's carryforwards, the amount of the valuation allowance could be reduced if estimates of future taxable income during the carryforward period are increased.

9.  Profit Sharing Plan

     On January 1, 1991, the Company adopted an employee profit sharing plan that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of their base salary up to a maximum of $10,000 for the year 1998 and $9,500 for the years ended December 31, 1997 and 1996. For the years ended December 31, 1998, 1997 and 1996, the Company matched 20% of the employees' contributions. For the year ended December 31, 1999, the Company will match 20% of the employees' contributions. For subsequent years, the Company will make contributions to the plan on a discretionary basis.

     Employee  contributions  are  fully vested  at  all  times.   Employer
contributions are fully vested upon retirement or after five years of service. For the years ended December 31, 1998, 1997 and 1996, the Company contributed approximately $61,000, $66,000 and $60,000, respectively, to the plan.

10.  Redeemable Common Stock

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

11.  Stockholders' Equity

     During 1994, the Company issued a 6% note to a stockholder. The note requires semi-monthly payments of $5,500 and is collateralized by the Company's common stock held by the stockholder.

12.  Commitments and Contingencies

     The  partnership  agreements relating to certain limited  partnerships for which Southwest serves as managing general partner provide for Southwest to offer to repurchase such limited partner units. Under the terms of three of the partnership agreements, Southwest is obligated to repurchase a maximum of $100,000 annually of the units of limited partnerships' interests originally outstanding. Under the terms of nine other partnership agreements, Southwest's obligation to repurchase units in any one year is limited to 10% of the capital contributed by all of the respective limited partners. The repurchase price is based on the discounted future revenues from oil and gas reserves of the respective partnership and the value of other partnership assets. Such amounts required for repurchase in connection with the acceptance by a portion of the limited partners is approximately $4,468,000 at December 31, 1998. The total amount of limited partner unit repurchases for the years ended December 31, 1998 and 1997 was approximately $287,000 and $1,041,000, respectively.

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

     Management recognizes a financial exposure that may require future expenditures presently existing for oil and gas properties and other operations. Current accrued expenses and other long-term liabilities at December 31, 1998 include $159,000 and $504,000, respectively, for estimated future remedial actions and cleanup costs. As of December 31, 1998, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, management does recognize that by the very nature of its business, significant costs could be incurred to bring the Company into total compliance. The amount of such future expenditures is not readily determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Company's properties. It is reasonably possible this estimate could change materially in the near term.

     In the normal course of its business, the Company is subject to pending or threatened legal actions; in the opinion of management, any such matters will be resolved without material effect on the Company's operations, cash flow or financial position.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

13.  Commodity Hedging and Derivative Financial Instruments

     The Company, from time to time, uses option contracts to mitigate the volatility of price changes on commodities the Company produces and sells as well as to lock in prices to protect the economics related to certain capital projects. In August 1998, the Company purchased a put option on a total of 15,000 MMBtu of natural gas per day with a strike price of $2.00 per MMBtu. The option is based on the El Paso Natural Gas Co. - Permian Basin Index and is for the period from November 1, 1998 through March 31, 1999.

      On March 15, 1999, Southwest entered into a commodity swap agreement to hedge a portion of its crude oil sales. The agreement is for a notional amount of 1,000 BBls of oil a day, approximately 25% of total oil production, with a strike price of $14.67, based on West Texas Intermediate
-  NYMEX.   The contract is for the period April 1, 1999 through  June  30,
1999, but can be extended to September 30, 1999, at the option of the counter-party.

14.  Related Party Transactions

     Southwest is the managing general partner for several public and private oil and gas limited partnerships, with an officer of Southwest also serving as a general partner for certain of the limited partnerships. As is usual in the oil and gas industry, the operator is paid an amount for administrative overhead attributable to operating such properties and management fees attributable to serving as managing general partner. As provided for in the partnership agreements, such amounts paid by the partnerships to Southwest approximated $3,789,000, $3,538,000 and $3,648,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in these amounts, an affiliate of Southwest paid management fees of approximately $147,000, for the year ended December 31, 1998 and approximately $54,000, for the six months ended December 31, 1997. In addition, Southwest and certain officers and employees may have an interest in some of the partnership properties.

     An affiliate of the company performs various oilfield services for limited partnerships managed by Southwest. Such services aggregated $115,000, $155,000 and $112,000 for the years ended December 31, 1998, 1997 and 1996. The same affiliate performed services for Southwest that aggregated approximately $121,000, for the year ended December 31, 1998 and approximately $47,000, for the six months ended December 31, 1997.

15.  Disclosures About Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other current assets and other current liabilities approximates fair value because of the short maturity of these instruments.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The fair value of the Company's 10.5% Senior Notes is estimated based on the quoted market price for the notes.
                                            1998               1997
                                           -----              -----
                                      Carrying  Fair    Carrying   Fair
                                       Amount  Value     Amount   Value
                                      -------  ------   -------   ------
     10.5% Senior notes, net discount of
      $2,116 and 2,346, respectively  $197,884  $79,154 $197,654  $197,654

     The fair value of all other long-term debt approximates the carrying amount as of December 31, 1998 and 1997, based on the borrowing rates currently estimated to be available to the Company for loans with similar terms.

     The fair value of the natural gas put option at December 31, 1998, is approximately $247,000, based on a quote from the counter-party. The carrying value of the natural gas put option, at December 31, 1998, is approximately $223,000.

     The carrying amount of investment in subsidiary at December 31, 1998 is recorded at zero because the investor's proportionate share of the investee's net loss exceeded the original investment. The fair value of SRH's investment in Sierra is undeterminable at December 31, 1998, as Sierra is highly leveraged and is not publicly traded.

16.  Lines of Business

     The Company operates in three major segments: Oil and Gas Activities (oil and gas acquisition, development, exploration and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and production), Oil and Gas Well Servicing (provides well completion, recompletion and production equipment, transportation services, tank supply rental services and other support and well maintenance services to operating oil and gas companies) and Real Estate Investment and Management (owns and manages retail shopping centers and office buildings). Other items include eliminations, manufacturing, computer service and broker/dealer and the holding Company. Effective July 1, 1997, Sierra, the oil and gas well servicing business, was deconsolidated, therefore only six months of income statement information is displayed in the tables and no balance sheet information is displayed as of December 31, 1998 (see Note 4.)
                                                 1998     1997     1996
                                                -----    -----    -----
                                                     (in thousands)
     Operating Revenue
      Oil and gas                               $32,599 $ 38,662  $33,956
      Well service                                    -    7,833    8,273
      Real estate                                25,650    9,338    4,487
      Other and eliminations                      1,260    1,021      185
                                                 ------   ------   ------
                                                $59,509 $ 56,854  $46,901
                                                 ======   ======   ======
     Operating profit (loss)
       Oil and gas                               $(68,633)      $  3,654  $
9,676
      Well service                                    -      184    (506)
      Real estate                                 7,605    3,074    1,288
      Other and eliminations                       (25)    (417)    (855)
                                                 ------   ------   ------
                                                 $(61,053)      $  6,495  $
9,603
                                                 ======   ======   ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                 1998     1997     1996
                                                -----    -----    -----
                                                     (in thousands)
     Interest Expense
      Oil and gas                               $22,536 $ 12,329  $ 7,966
      Well Service                                    -      184       82
      Real Estate                                13,969    6,320    1,904
      Other and eliminations                       (15)       61       64
                                                 ------   ------    -----
                                                $36,490 $ 18,894  $10,016
                                                 ======   ======    =====
     Depreciation, depletion and amortization
      Oil and gas                               $16,118 $ 12,803  $ 6,734
      Well Service                                    -      747      863
      Real Estate                                 2,935    1,313      660
      Other and eliminations                        187      171      173
                                                -------   ------   ------
                                                $19,240 $ 15,034  $ 8,430
                                                =======   ======   ======
     Identifiable assets
       Oil  and gas                               $111,876       $  205,054
$     95,042
      Well service                                    -        -    6,585
      Real estate                               148,340   98,890   35,365
      Other and eliminations                    (2,666)    1,499  (6,708)
                                                -------   ------   ------
                                                 $257,550       $   305,443
$     130,284
                                                =======   ======   ======
     Capital expenditures
      Oil and gas                               $10,046 $103,205  $16,740
      Well service                                    -        -    3,826
      Real estate                                52,141   53,184   13,947
                                                -------   ------   ------
                                                $62,187 $156,389  $34,513
                                                =======   ======   ======
17.  Condensed Issuer Financial Data

     Summarized consolidated financial information for Southwest is as follows (in thousands):
                                                     December 31,
                                          ---------------------------------
                                                1998      1997      1996
                                               -----     -----     -----
     Consolidated Balance Sheet Data:
       Current assets                      $  20,486   $35,545   $18,439
       Net property and equipment             81,373   156,302    66,348
       Other assets, net                       8,417    11,789     4,021
                                             -------   -------    ------
                                           $ 110,276   $203,636  $88,808
                                             =======   =======    ======
       Current liabilities                 $  12,299   $14,614   $15,402
       Long-term debt                        199,058   198,938    58,534
       Other liabilities                       1,361     1,412     2,968
       Deferred income taxes                       -     2,522     6,450
       Minority interest                           7       202       183
       Stockholders equity                 (102,449)   (14,052)    5,271
                                             -------   -------    ------
                                           $ 110,276   $203,636  $88,808
                                             =======   =======    ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                     December 31,
                                          ---------------------------------
                                                1998      1997      1996
                                               -----     -----     -----
     Consolidated Cash Flow Data:
       Net cash provided by (used in) operating
        activities                         $ (5,283)   $ 5,488   $ 8,139
        Net cash used in investing activities           (5,829)   (105,480)
(16,658)
       Net cash provided by (used in) financing
        activities                             (770)   116,680    12,956
                                             -------   -------    ------
       Net increase (decrease) in restricted
        cash and cash equivalents          $(11,882)   $16,688   $ 4,437
                                             =======   =======    ======

     Consolidated Statement of Operations Data (in thousands):
                               SRH  SouthwestSierraRed Oak ElimConsolidated
                               ---- ---------------------------------------
For the year ended December 31, 1998:
   Operating revenues           $   - $33,879 $    - $25,650     $  20    $
59,509
  Depreciation, depletion
   and amortization                - 16,305       - 2,935      - 19,240
  Impairment of properties         - 64,000       -     -      - 64,000
    Operating  income  (loss)        (44)  (68,614)        -      7,605   -
(61,053)
    Interest  expense                  -  22,544        -  13,969        23
36,490
  Loss before taxes, minority interest,
     equity  loss  and  extraordinary  item           (28)  (89,769)      -
(5,806)                        92    (95,695)
   Net  loss                     (2,645)       (88,425)     -       (5,858)
(874)                          (96,054)

For the year ending December 31, 1997:
   Operating revenues           $   - $39,727 $7,833 $9,338      $  (44)  $
56,854
  Depreciation, depletion
   and amortization                - 12,974     747 1,313      - 15,034
  Operating income                 -  3,237     184 3,074      -  6,495
  Interest expense                 - 12,372     184 6,320     18 18,894
  Income (loss) before taxes, minority
   interest, equity loss and
    extraordinary item          15,249        (8,097)       (5)     (3,125)
(15,274)                       (11,252)
   Net  income (loss)            15,046        (7,733)      (4)     (3,987)
(14,815)                       (11,493)

For the year ended December 31, 1996:
   Operating  revenues           $   - $34,488 $8,273 $4,487      $  (347)$
46,901
  Depreciation, depletion
  and amortization                 -  6,907     863   660      -  8,430
  Operating income (loss)          -  8,824   (506) 1,288    (3)  9,603
  Interest expense                 -  8,030      82 1,904      - 10,016
  Income (loss) before taxes, minority
   interest, equity loss and
   extraordinary item              -  1,823   (608) (607)   (19)    589
  Net income (loss)                -  1,152   (448) (441)    142    405

18.  Subsequent Events

     On March 25, 1999, SRH entered into an agreement to sell various interest in certain oil and gas properties to an unrelated third party for approximately $4.2 million. The sale closed on April 5, 1999.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

19.   Supplemental  Financial  Data  - Oil  and  Gas  Producing  Activities
(unaudited):

     The following information is presented in accordance with Statement of Financial Accounting Standards No. 69, "Disclosure about Oil and Gas Producing Activities," (SFAS No. 69), except as noted.

Costs incurred in connection with oil and gas producing activities are as follows (in thousands):

                                      Years ended December 31,
                                  --------------------------------
                                       1998      1997      1996
                                      -----     -----     -----
     Acquisition of properties       $  1,315  $ 80,797  $  3,234
     Exploration costs                    834     2,769       184
     Development costs                  7,897    19,639    13,322
                                      -------    ------    ------
       Total costs incurred          $ 10,046  $103,205  $ 16,740
                                      =======    ======    ======

Results of operations for oil and gas producing activities are as follows (in thousands):

                                      Years ended December 31,
                                  --------------------------------
                                       1998      1997      1996
                                      -----     -----     -----

     Revenues                        $ 32,467  $ 38,500  $ 33,787
                                      -------    ------    ------
     Production costs                  18,395    18,500    14,846
     Depletion                         15,601    12,419     6,434
     Impairment of oil and gas
      properties                       64,000         -         -
                                      -------    ------    ------
                                     (65,529)     7,581    12,507
     Income tax provision                   -     2,578     4,253
                                      -------    ------    ------
     Results of operations from oil and
      gas producing activities
      (excluding corporate overhead)        $  (65,529)  $  5,003     $
8,254
                                      =======    ======    ======
Reserve Quantity Information

     The estimates of the Company's proved oil and gas reserves, which are located in the United States, are based on evaluations reviewed by independent petroleum engineers. Reserves were estimated in accordance with guidelines established by the U. S. Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The reserve estimates at December 31, 1998 assume an average oil price of 10.25 per Bbl (reflecting adjustments for oil quality and gathering and transportation costs) and an average gas price of $1.73 per Mcf (reflecting adjustments for BTU content, gathering and transportation costs and gas processing and shrinkage).

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

                                      Oil and   Natural  Barrels of
                                     Condensate   Gas  Oil Equivalent
                                      (MBbls)    (MMcf)    (MBOE)
                                       ------    ------   -------
    Total Proved Reserves:
     Balance, January 1, 1996          16,580    70,590    28,345
       Purchase of minerals-in-place    2,843     6,844     3,983
       Sales of minerals-in-place       (989)     (466)   (1,067)
       Revisions of previous estimates            1,373     5,211     2,242
       Production                     (1,001)   (5,403)   (1,901)
                                       ------    ------    ------
     Balance, December 31, 1996        18,806    76,776    31,602
       Extensions and discoveries         474     1,230       679
       Purchase of minerals-in-place   16,419     7,274    17,631
       Sales of minerals-in-place        (83)      (91)      (98)
         Revisions   of   previous  estimates           (4,642)    (14,825)
(7,113)
       Production                     (1,308)   (5,639)   (2,248)
                                       ------    ------    ------
     Balance, December 31, 1997        29,666    64,725    40,453
       Extensions and discoveries          27     1,526       282
       Purchase of minerals-in-place      288       895       437
       Sales of minerals-in-place     (1,024)   (6,132)   (2,046)
         Revisions   of   previous  estimates           (6,324)       2,815
(5,855)
       Production                     (1,689)   (5,556)   (2,615)
                                       ------    ------    ------
     Balance, December 31, 1998        20,944    58,273    30,656
                                       ======    ======    ======
    Total proved developed reserves
       January 1, 1996                  7,349    51,296    16,003
       December 31, 1996               10,302    58,961    20,129
       December 31, 1997               18,472    46,585    26,236
       December 31, 1998               12,006    37,481    18,253

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

     During most of 1996 and 1997, the Company benefited from higher oil and gas prices as compared to previous years. However, during the fourth quarter of 1997 and the year 1998, oil prices began a downward trend that has continued throughout 1998. A continuation of the oil price environment experienced throughout 1998 will have an adverse affect on the Company's revenues and operating cash flow, and may result in a downward adjustment to the Company's current 1999 capital budget. Also, a continuing decline in oil prices could result in an additional decrease in the carrying value of the Company's oil and gas properties.

                                                  December 31,
                                    ---------------------------------------
                                           1998       1997       1996
                                          -----      -----      -----
                                                (in thousands)
     Future cash inflows              $ 315,709   $620,418   $ 735,100
     Future production and development
      costs                           (181,627)   (303,406)  (283,894)
                                       --------   --------    --------
     Future net cash flows before
      income taxes                      134,082    317,012     451,206
     Future income tax expense                -   (59,764)   (142,017)
                                       --------   --------    --------
     Future net cash flows              134,082    257,248     309,189
     10% annual discount for estimated
      timing of cash flows             (62,182)   (117,427)  (130,648)
                                       --------   --------    --------
     Standardized measure of discounted
      future net cash flows           $  71,900   $139,821   $ 178,541
                                       ========   ========    ========

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                  December 31,
                                    ---------------------------------------
                                           1998       1997       1996
                                          -----      -----      -----
                                                (in thousands)
Sales of oil and gas produced,
  net of production costs             $(14,072)   $(20,000)  $(18,941)
Net change in sales prices net of production
  costs                                (76,234)   (119,553)     92,332
Extensions and discoveries, net of future
  production and development costs        1,195      3,540           -
Revisions to estimated future development
  costs                                   3,103    (4,833)       1,854
Purchases of minerals-in-place            1,334     80,690      38,480
Revisions  of  previous  quantity estimates           (18,054)     (37,403)
19,794
Accretion of discount                    17,230     25,217      11,790
Net change in income taxes               32,483     46,887    (39,268)
Sales of minerals-in-place              (5,899)      (384)     (2,439)
Changes in production rates, timing
  and other                             (9,007)   (12,881)     (9,167)
                                        -------    -------      ------
                                       (67,921)   (38,720)      94,435
Discounted future net cash flows -
  Beginning of period                   139,821    178,541      84,106
                                        -------    -------      ------

  End of period                       $  71,900   $139,821   $ 178,541
                                        =======    =======      ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company previously disclosed its change of accountants on S-4 Registration Statement No. 333-41915, which became effective February 9, 1998.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of SRH and Southwest are as follows:

   Name                   Age              Position
  -----                   ----            ---------
H.  H. Wommack, III        43          Chairman, President, Chief Executive
Officer and Director

H. Allen Corey            42          Secretary and Director

Bill  E.  Coggin            44          Vice President and Chief  Financial
Officer

J. Steven Person          40          Vice President, Marketing

Paul L. Morris            57          Director

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

     Paul L. Morris has served as a director of SRH since August 1998 and Southwest since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with Columbia Gas System, Inc.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES


Other key employees of Southwest and Red Oak include:

Southwest.

     Jon P. Tate, age 41, has served as Vice President, Land and Assistant Secretary of Southwest since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

     R. Douglas Keathley, age 43, has served as Vice President, Operations of Southwest since 1992. Before joining Southwest, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

Red Oak.

     W. Neil McClung, age 48, has served as President and a director of Red Oak since 1994. Prior to his involvement with Red Oak, Mr. McClung was senior vice president of Heitman Properties, Ltd. from 1989 through 1993 where he was responsible for marketing, budget development and leasing for three million square feet of high-rise office building and industrial center space in several metropolitan and secondary markets. Mr. McClung has also served as a property and leasing manager for Heitman in Midland, Texas.

     J. Wesley Tune, age 39, has served as Vice President and Secretary of Red Oak since 1994. Mr. Tune was employed by Heitman Properties, Ltd. as property and leasing manager from 1992 until 1994 in Midland, Texas. Prior to his involvement with Heitman, Mr. Tune was a property manager for Mike Lewis & Associates in Midland, Texas, from 1990 to 1992, and manager and controller for Mission Country Club from 1988 to 1990.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES


Item 11.  Executive Compensation.

     The following table sets forth certain information for fiscal years 1997 and 1998 with respect to the compensation paid to Mr. Wommack, the Chairman and President, and the four other most highly compensated executive officers of Southwest. No other executive officers of Southwest received annual compensation (including salary and bonuses earned) that
exceeded  $100,000  for the years ended December 31, 1997  and  1998.   Mr.
Wommack determines the compensation of Southwest's executive officers.   No
compensation has been paid to the executive officers of SRH for their services to SRH.
                                                               All Other
Name and Principal Position               Year  Salary Bonus(2)Compensati
on(1)
--------------------------------------------------------------------  -----
---------------
H. H. Wommack, III, President and Treasurer (3)        1998   $ 667,026
$ 130,006                                $44,625
                                          1997         623,884  113,600
116,869
                                          ----         -------  -------
-------
Bill E. Coggin, Vice President and Chief  1998         188,219   30,387
7,180
  Financial Officer                       1997         183,753  101,659
7,764
                                          ----         -------  -------
-------
J. Steven Person, Vice President, Marketing   1998     163,589   14,540
8,036
                                          1997         112,078   73,153
7,464
                                          ----         -------  -------
-------
R. Douglas Keathley, Vice President,      1998         106,800    2,764
7,316
  Operations                              1997         101,567   17,556
6,771
                                          ----         -------  -------
-------
Jon Tate, Vice President, Land            1998         98,719     3,514
5,343
                                          1997         -              -
-
                                          ----         -------  -------
-------
                                                                Carried
                                                    Profit    Interest in
                                      Insurance Sharing/401(k)Oil and Gas
Name                         Year      Premiums  ContributionProperties(3)
------                       ----     -----------------------------------
H. H. Wommack, III            1998     $ 6,599     $2,000      $ 36,026
                              1997       5,864      1,900       109,105
                              ----       -----      -----       -------
Bill E. Coggin                1998       5,180      2,000             -
                              1997       5,864      1,900             -
                              ----       -----      -----       -------
J. Steven Person              1998       6,244      1,612             -
                              1997       5,864      1,600             -
                              ----       -----      -----       -------
R. Douglas Keathley           1998       6,355        961             -
                              1997       5,864        907             -
                              ----       -----      -----       -------
Jon Tate                      1998       4,109      1,234             -
                              1997           -          -             -
                              ----       -----      -----       -------

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES


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

     In 1998 there were two non-employee directors who received $10,000 each for their services as directors of Southwest. In 1997 there was one non-employee director who received $20,000 as a director of Southwest.

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

                                          Number of
Name and Address of                         Shares          Percentage
     Beneficial Owner                       Owned            of Class
---------------------                     ---------         ----------

H. Allen Corey                              48,968              4.6%
c/o Southwest Royalties Holdings, Inc.
Southwest Royalties Building
407 N. Big Spring
Midland, TX 79701-4326

George H. Jewell                            61,855              5.7%
Baker & Botts, L.L.P.
One Shell Plaza
910 Louisiana
Houston, Texas 77002

H. H. Wommack, III                         787,977             73.2%
c/o Southwest Royalties Holdings, Inc.
Southwest Royalties Building
407 N. Big Spring
Midland, TX 79701-4326


Directors and officers as a group (four persons)848,925        78.9%

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES


Item 13.  Certain Relationships and Related Transactions.

     The descriptions set forth below do not purport to be complete and are qualified in their entirety by reference to the applicable agreements.

     On December 15, 1994, H. H. Wommack, III borrowed approximately $1.7 million on an unsecured basis from Southwest for the purpose of purchasing the Southwest common stock held by a certain stockholder. The note held by Southwest was amended on March 15, 1995 to include $35,225 of accrued but unpaid interest. The note carries a 6% interest rate and is being amortized over 30 years with payments of $5,500 semi-monthly. As of December 31, 1998, the outstanding balance of this loan was $1.7 million. Mr. Wommack serves as a general partner of substantially all of the oil and gas limited partnerships sponsored by Southwest since 1983, and he holds an interest in these partnerships of approximately 1%.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements

     The following financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

     Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 1998 and 1997
     Consolidated Statements of Operations from the years ended December 31, 1998, 1997 and 1996
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

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


Exhibit Number                     Description
--------------                     -------------

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

                            SOUTHWEST ROYALTIES, INC.

                      By:   /s/ H. H. Wommack, III
                            ----------------------------------------
                            H.H. Wommack, III, Chairman, President,
                            and Chief Executive Officer

                      Date: April 13, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 -----

  /s/ H. H. Wommack, III
  ------------------------ Chairman/President/   April 13, 1999
  H. H. Wommack, III       Chief Executive Officer

  /s/ Bill E. Coggin
  -------------------------Vice President/Chief  April 13, 1999
  Bill E. Coggin           Financial Officer

  /s/ H. Allen Corey
  -------------------------
  H. Allen Corey           Director/Secretary    April 13, 1999

                                SIGNATURES
                    SOUTHWEST ROYALTIES HOLDINGS, INC.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SOUTHWEST ROYALTIES HOLDINGS, INC.

                      By:   /s/ H. H. Wommack, III
                            ----------------------------------------
                            H.H. Wommack, III, Chairman, President,
                            and Chief Executive Officer

                      Date: April 13, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 -----

  /s/ H. H. Wommack, III
  ------------------------ Chairman/President/   April 13, 1999
  H. H. Wommack, III       Chief Executive Officer

  /s/ Bill E. Coggin
  ------------------------ Vice President/Chief  April 13, 1999
  Bill E. Coggin           Financial Officer

  /s/ H. Allen Corey
  ------------------------
  H. Allen Corey           Director/Secretary    April 13, 1999