Form 10-Q
period 1999-03-31
SOUTHWEST ROYALTIES HOLDINGS INC
filed 1999-05-18
CIK 1051111

18
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1999

     or

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

     Delaware                           Delaware
     (State or Other                         State or Other
     Jurisdiction of                         (Jurisdiction of
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

Number of shares of common stock outstanding as of March 31, 1999
for Southwest Royalties, Inc                                 100
Number of shares of common stock outstanding as of March 31, 1999
for Southwest Royalties Holdings, Inc.                  1,075,868

                    SOUTHWEST ROYALTIES, INC.

               SOUTHWEST ROYALTIES HOLDINGS, INC.



                        TABLE OF CONTENTS




               PART I - FINANCIAL INFORMATION             Page

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets as of March 31, 1999
(unaudited)
          and December 31, 1998                             3

       Consolidated Statements of Operations for the three months
          ended March 31, 1999 and 1998 (unaudited)         5

       Consolidated Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998 (unaudited)         6

       Notes to Consolidated Financial Statements          8


Item 2.   Management's Discussion and Analysis of Financial
Condition
          and Results of Operations                        12

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                      15

                PART II - OTHER INFORMATION

Item 6.                  Exhibits and Reports on Form 8-K
16

                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                            March 31,December 31,
                                               1999      1998
                                             -------------------
                                           (unaudited)
ASSETS
---------------------------------------------------
Current assets
  Cash and cash equivalents                  $14,696   $13,801
  Accounts receivable, net of allowance
   of $263 and $342, respectively              4,928     5,248
  Receivables from related parties             1,393     1,594
  Other current assets                         1,342     1,624
                                             -------   -------
     Total current assets                     22,359    22,267
                                             -------   -------

Oil and gas properties, using the full cost
 method of accounting
  Proved                                     194,798   194,096
  Unproved                                     2,481     3,230
                                             -------   -------
                                             197,279   197,326
  Less accumulated depletion, depreciation
   and amortization                          123,377   121,841
                                             -------   -------
     Oil and gas properties, net              73,902    75,485
                                             -------   -------
Rental property, net                         132,093   132,120
                                             -------   -------
Other property and equipment, net              5,720     5,888
                                             -------   -------
Other assets
  Restricted cash                              6,869     5,050
  Equity investment in subsidiary
   and partnerships                                -       931
  Real estate investments                      4,019     4,019
  Deferred debt costs, net of accumulated
   amortization of $3,751 and $3,136,
   respectively                                8,218     8,725
  Noncompete covenants, net of accumulated
   amortization of $343 and 269, respectively            1,261
1,335
  Other, net                                   1,779     1,730
                                             -------   -------
     Total other assets                       22,146    21,790
                                             -------   -------
Total assets                                 $256,220  $257,550
                                             =======   =======
                                                    (continued)

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                (in thousands, except share data)

                                            March 31,December 31,
                                               1999      1998
                                             -------------------
                                           (unaudited)
LIABILITIES, MINORITY INTEREST, REDEEMABLE
COMMON STOCK AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------
Current liabilities
  Current maturities of long-term debt       $ 5,991   $12,716
  Accounts payable                             4,971     7,116
  Accounts payable to related parties              -       173
  Accrued expenses                            14,875     9,737
                                             -------   -------
     Total current liabilities                25,837    29,742
                                             -------   -------
Long-term debt                               332,431   322,368
                                             -------   -------
Other long-term liabilities                    1,813     1,797
                                             -------   -------
Minority interest                                  7       206
                                             -------   -------
Redeemable common stock of subsidiary          3,016     2,979
                                             -------   -------
Redeemable common stock                        8,290     8,290
                                             -------   -------
Stockholders' deficit
  Preferred stock - $1 par value; 5,000,000
   shares authorized; none issued                  -         -
  Common stock - $.10 par value; 5,000,000 shares
   authorized; 1,161,037 issued at March 31, 1999
   and December 31, 1998                         116       116
  Additional paid-in capital                   2,196     2,196
  Accumulated deficit                        (112,725) (105,375)
  Note receivable from an officer and stockholder      (1,671)
(1,679)
  Less:  treasury stock - at cost; 214,215 shares
   at March 31, 1999 and December 31, 1998             (3,090)
(3,090)
                                             -------   -------
     Total stockholders' deficit             (115,174) (107,832)
                                             -------   -------
Total liabilities, minority interest, redeemable
  common stock and stockholders' deficit     $256,220  $257,550
                                             =======   =======










      The accompanying notes are an integral part of these consolidated financial statements

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)

                                    For the three months ended March 31,
------------------------------------
                                               1999      1998
                                              -----     -----
Operating revenues
  Oil and gas                              $   6,094 $   9,711
  Real estate                                  8,209     4,911
  Other                                          285       438
                                             --------- ---------
     Total operating revenues                 14,588    15,060
                                             --------- ---------
Operating expenses
  Oil and gas production                       2,868     5,453
  Real estate                                  4,214     2,138
  General and administrative, net of related
   party management and administrative fees of
   $870 and $897, respectively                   787     1,352
   Depreciation, depletion and amortization            2,744
4,265
  Other                                          213       375
                                             --------- ---------
     Total operating expenses                 10,826    13,583
                                             --------- ---------
Operating income                               3,762     1,477
                                             --------- ---------
Other income (expense)
  Interest and dividend income                   154       443
  Interest expense                           (10,688)  (8,353)
  Other                                          200         3
                                             --------- ---------
                                             (10,334)  (7,907)
                                             --------- ---------
Loss before income taxes, minority
 interest and equity loss                    (6,572)   (6,430)
Income tax benefit (provision)                     -     1,944
                                             --------- ---------
Loss before minority interest and equity
 loss                                        (6,572)   (4,486)
Minority interest in subsidiaries, net of tax              154
106
Equity in loss of subsidiary and partnerships,
 net of tax                                    (188)     (322)
Impairment of equity investment, net of tax            (744)
-
                                             --------- ---------

Net Loss                                   $ (7,350) $ (4,702)
                                             ========= =========
Loss per common share                      $    (6.83)     $
(4.37)
                                           ==========  ==========
Weighted average shares outstanding        1,075,868   1,075,868
                                           ==========  ==========


      The accompanying notes are an integral part of these consolidated financial statements

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                    For the three months ended March 31,
------------------------------------
                                               1999      1998
                                              -----     -----
Cash flows from operating activities
  Net loss                                   $(7,350)  $(4,702)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
  Depreciation, depletion and amortization             2,744
4,265
  Noncash interest expense                     1,163       648
  Equity loss of subsidiary and partnerships           188
322
  Impairment of equity investment                744         -
  Other noncash items                            112      (65)
  Bad debt expense                                87         5
  Deferred income taxes                            -   (1,944)
  Minority interest in loss of subsidiary      (154)     (106)
  Changes in operating assets and liabilities-
   Accounts receivable                           446     2,297
   Other current assets                           50        10
   Accounts payable and accrued expenses     (2,037)   (2,100)
   Accrued interest payable                    4,857     5,201
                                             --------  -------
Net cash provided by operating activities        850     3,831
                                             --------  -------
Cash flows from investing activities
  Proceeds from sale of oil and gas properties             318
220
  Purchase of oil and gas properties           (271)   (4,291)
  Purchase of other property and equipment and
   rental property                           (1,082)   (1,036)
  Purchase of other assets                     (221)   (1,357)
  Purchase of noncompete covenants                 -   (1,602)
  Proceeds from sale of other assets             232        20
  Proceeds from sale of other property and
   equipment                                     213         -
  Change in restricted cash                  (1,819)       672
  Other                                            8        22
                                             --------  -------
Net cash used by investing activities        (2,622)   (7,352)
                                             --------  -------

(continued)

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                         (in thousands)
                           (unaudited)

                                    For the three months ended March 31,
------------------------------------
                                               1999      1998
                                              -----     -----
Cash flows from financing activities
  Proceeds from borrowings                     4,030     2,092
  Payments on debt                           (1,259)     (276)
  Payments on other long-term liabilities       (23)      (49)
  Increase in other long-term liabilities         39         -
  Deferred debt cost                            (89)     (143)
  Dividends paid to minority interest owners           (31)
(31)
  Purchase of minority interest in subsidiary                -
(197)
                                             --------  -------
Net cash provided by financing activities      2,667     1,396
                                             --------  -------
Net increase (decrease) in unrestricted cash
  and cash equivalents                           895   (2,125)

Unrestricted cash and cash equivalents-
  beginning of period                         13,801    27,365
                                             --------  -------
Unrestricted cash and cash equivalents -
  end of period                              $14,696   $25,240
                                             ========  =======

Supplemental disclosures of cash flow information
  Interest paid                              $ 4,669   $ 2,504
























      The accompanying notes are an integral part of these consolidated financial statements

1. Organization and Summary of Significant Accounting Policies

Business

   Southwest Royalties Holdings, Inc. ("SRH"), a Delaware corporation, was formed in June 1997 to serve as a holding company for Southwest Royalties Inc. ("Southwest"), Sierra Well Service Inc. ("Sierra") and Midland Red Oak Realty, Inc. ("Red Oak") (collectively, the "Company"). Each shareholder of Southwest was issued one share in SRH for each share of Southwest stock held. Prior to the formation of SRH, Red Oak and Sierra were subsidiaries of Southwest. Southwest paid a dividend of the shares it owned in Red Oak and Sierra to SRH. After the formation of SRH, Southwest and Red Oak became subsidiaries of SRH and, as of July 1, 1997, Sierra was deconsolidated.

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

Principles of Consolidation

   The consolidated financial statements include the accounts of SRH and its subsidiaries. As of March 31, 1999 and 1998, the Company owned approximately 81% of Red Oak, 39% of Sierra as well as 99% and 98%, respectively of Midland Southwest Software ("MSS") and Threading Products International, LLC ("TPI"), both of which are subsidiaries of Southwest. Effective July 1, 1997, Sierra was deconsolidated and is accounted for using the equity method. The consolidated financial statements include the Company's proportionate share of the assets, liabilities, income and expenses of oil and gas limited partnerships for which it serves as managing general partner. The Company accounts for its investments in Southwest Partners II and III using the equity method, as the Company exercises significant influence over the operations of these partnerships. All significant intercompany transactions have been eliminated.

Restricted Cash

   Restricted cash represents amounts required to be reserved in separate accounts by financial lenders. These reserves are principally for real estate activity and are held in the names of Red Oak and its various subsidiaries, but withdrawals from such accounts require the signature or authorization of the lender.

   Restricted cash accounts, principally for Red Oak and its subsidiaries, have been established for the following purposes (in thousands):
                                                    March 31,  December 31,
                                                       1999        1998
                                                       ----        ----
     Certificate of Deposits                        $    110       105
     Tenant security deposits                            415       412
     Interest reserves                                   710       707
     Capital expenditures account                      3,104     1,229
     Tax and insurance reserve                         1,070     1,009
     Tenant bankruptcy reserve                           767       767
     Lockbox                                              78       217
     Customer service reserve                              8        10
     Escrow fund                                         607       594
                                                       -----      -----
                                                    $  6,869      5,050
                                                       =====      =====

Interim Financial Statements

   In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 1999 and 1998 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Report pursuant to the rules and regulations of the Securities and Exchange
Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1998 Form 10-K of the Company.

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

   The Company has a highly leveraged capital structure with $21.0 million of interest payments due in 1999 on its 10.5% Senior Notes and approximately $6.0 million of principal and approximately $12.3 million of cash interest payments due in 1999 on its other obligations (principally related to Red Oak). Due to severely depressed commodity prices and lagging rental property utilization, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. Management is attempting to renegotiate the terms of the Company's various obligations with its note holders and lenders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

   There can be no assurance that the Company's debt restructuring efforts will be successful or that the note holders or lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional note holders, or possibly, agreements of other creditors of the Company, none of which is assured. Furthermore, there can be no assurance that the sale of assets can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon its ability to (1) successfully restructure its 10.5% Senior Notes and other obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations on the 10.5% Senior Notes, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

   Management recognizes a financial exposure that may require future expenditures presently existing for oil and gas properties and other operations. As of March 31, 1999, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, management does recognize that by the very nature of its business, significant costs could be incurred to bring the Company into total compliance. The amount of such future expenditures is not readily determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Company's properties. It is reasonably possible this estimate could change materially in the near term.

   In the normal course of its business, the Company is subject to pending or threatened legal actions; in the opinion of management, any such matters will be resolved without material effect on the Company's operations, cash flows or financial position.

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

5. Lines of Business

   The Company operates in two major segments: Oil and Gas Activities (oil and gas acquisition, development, exploration and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and production) and Real Estate Investment and Management (owns and manages retail shopping centers and office buildings). Other items include eliminations, manufacturing, computer service and the holding Company.

                                           For the Three Months
                                             Ended March 31,
                                               1999      1998
                                              -----     -----
                                              (in thousands)
                                               (unaudited)
Operating profit (loss)

  Oil and gas                                $ 1,109   $ (546)
  Real estate                                  2,595     1,978
  Other and eliminations                          58        45
                                              ------     -----
                                             $ 3,762   $ 1,477
                                              ======     =====
Interest Expense

  Oil and gas                                $ 5,527   $ 5,558
  Real Estate                                  5,208     2,781
  Other and eliminations                        (47)        14
                                              ------     -----
                                             $10,688   $ 8,353
                                              ======     =====

Depreciation, depletion and amortization

  Oil and gas                                $ 1,671   $ 3,691
  Real Estate                                  1,024       528
  Other and eliminations                          49        46
                                               -----     -----
                                             $ 2,744   $ 4,265
                                               =====     =====
Capital expenditures

  Oil and gas                                $   271   $ 4,291
  Real estate                                    594       528
                                               -----     -----
                                             $   865   $ 4,819
                                               =====     =====

                                           March 31,December 31,
                                               1999      1998
                                            --------------------
Identifiable assets
  Oil and gas                                $109,619  $111,876
  Real estate                                149,516   148,340
  Other and eliminations                     (2,915)   (2,666)
                                             -------   -------
                                             $256,220  $257,550
                                             =======   =======
6.  Subsequent Events

   On March 25, 1999, SRH entered into an agreement to sell various interests in certain oil and gas properties to an unrelated third party for approximately $4.2 million. The sale closed on April 5, 1999.

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

Results of Operations

Three Months Ended March 31, 1999 compared to Three Months Ended March  31,
1998

   Revenues. Revenues for the Company decreased $472,000, or 3%, for the three months ended March 31, 1999 as compared to the same period in 1998.

   The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:

                                     Three Months
                                        Ended
                                       March 31,    PercentageRevenue
                                    -------------    IncreaseIncrease
                                      1999    1998   (Decrease)(Decrease)
                                     -----   -----   -------------------
Production volumes:
  Oil and condensate (MBbls)          356       469  (24%)   $ (1,619)
  Natural gas (MMcf)                1,152     1,522  (24%)       (714)

Average sales prices:
  Oil and condensate (per Bbl)      $11.29   $14.33  (21)%   $ (1,082)
  Natural gas (per Mcf)              1.83      1.93   (5)%       (115)

   Oil and gas revenues decreased $3.6 million, or 37%, for the three months ended March 31, 1999 as compared to the same period in 1998, due to decreases in oil and gas production and decreases in average price. Oil and gas production decreased 24% or approximately 1,943 BOEPD for the comparable period. In an ongoing effort to increase the Company's cash position and reduce the number of high operating expense properties in its oil and gas portfolio, management has sold oil and gas properties for approximately $5.8 million since April 1, 1998. The oil and gas property sales account for approximately 800 BOEPD or 10% decrease in production with the remaining 14% being attributable to production being shut-in due to the severe decline in oil and gas prices and natural decline. Decreases in production contributed $2.3 million to decreased oil and gas revenues. Lower oil and gas prices contributed approximately $1.2 million to decreased oil and gas revenue.

   Real estate revenues increased $3.3 million, or 67%, due primarily to nine acquisitions completed subsequent to March 31, 1998 for a total purchase price of approximately $39 million. Other operating revenues decreased $153,000.

   Operating Expenses. Operating expenses, before general and administrative expense and depreciation, depletion and amortization, decreased $671,000, or 8%, for the three months ended March 31, 1999 as compared to the same period in 1998.

     Oil and gas operating expense decreased approximately $2.6 million, or 47%, due primarily to management efforts to cut expenses through more efficient operations, and by selectively eliminating high operating expense properties from its oil and gas portfolio. The average operating expense was $5.24 per Boe for the three months ended March 31, 1999, a decrease of 31% from $7.54 per Boe for the same period in 1998.

   Real estate operating expense increased approximately $2.1 million, or 97%, for the three months ended March 31, 1999 as compared to the same period in 1998, due primarily to acquisitions. Other operating expenses decreased approximately $162,000.

   General and Administrative ("G&A") Expense. Consolidated G&A expense for SRH decreased $565,000, or 42%, for the three months ended March 31, 1999. Oil and gas G&A expense decreased approximately $691,000, or 60%, as compared to the same period in 1998, and averaged $.85 per Boe in 1999, a 47% decrease compared to 1998, due primarily to reductions in oil and gas technical and administrative staff in response to significant decreases in oil and gas prices experienced in the last quarter of 1997 and throughout 1998. Real estate G&A expense increased approximately $93,000, or 35%, for the three months ended March 31, 1999, due primarily to administrative staff increases necessitated by Red Oak's growth during 1998.

   Depreciation, Depletion and Amortization (''DD&A'') Expense. DD&A expense for the Company decreased approximately $1.5 million, or 36%, for the three months ended March 31, 1999. Oil and gas DD&A expense decreased approximately $2 million, or 55%. Oil and gas depletion was $2.80 per Boe, a decrease of 43% from the same period in 1998. The decrease in DD&A expense on an overall basis and per Boe is due primarily to the reduction in the carrying value of the Company's oil and gas properties because of the impairment, of approximately $64 million which was recorded during 1998. Real estate DD&A expense increased approximately $496,000, or 94%, attributable primarily to the impact of acquisitions.

   Interest Expense. Interest expense for the Company increased $2.3 million, or 28%. Oil and gas interest expense decreased approximately
$31,000, or 1%. Real estate interest expense increased $2.4 million, or 87%, due to increased debt used to finance acquisitions throughout 1998.

   Net Income. Due to the factors described above, net loss for the Company increased approximately $2.6 million to a loss of $7.3 million for the three months ended March 31, 1999.

Liquidity and Capital Resources

  Management is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and as part of this effort, is exploring various strategies for addressing its current and future liquidity needs. As of March 31, 1999, SRH's consolidated cash balance was approximately $14.7 million, of which approximately $13.6 million was available to Southwest.

  SRH financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should SRH be unable to continue as a going concern.

  SRH has a highly leveraged capital structure with $21.0 million of interest payments due in 1999 on its 10.5% Senior Notes and approximately $6.0 million of principal and approximately $12.3 million of cash interest payments due in 1999 on its other obligations (principally related to Red
Oak). Due to severely depressed commodity prices and lagging rental property utilization, SRH is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. Management is currently in the process of renegotiating the terms of SRH's various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

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

Net Cash Provided by Operating Activities

  Cash flows provided by operating activities from the Company's operations were $850,000 and $3.8 million for the three months ended March 31, 1999 and 1998, respectively. The decrease is primarily attributable to decreases in oil and gas production and commodity prices as well as increased interest expense, offset by lower operating costs.

Net Cash Used in Investing Activities

  Cash flows used in investing activities by the Company were $2.6 million for the three months ended March 31, 1999 and $7.4 million for the
comparable   period  in  1998.   Acquisitions  and  deposits   to   capital
improvement escrow accounts for real estate operations were the primary uses of funds for 1999.

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

Net Cash Provided by Financing Activities.

  Cash provided by the Company's financing activities was approximately $2.7 million and $1.4 million for the three months ended March 31, 1999 and 1998, respectively. Net cash provided by financing activities was mainly used to fund real estate operations in 1999.

Other Issues

  The information included in "Other Issues" in Item 7 of SHR's 1998 Form 10-K regarding Information Systems for the year 2000 is incorporated herein by reference. As of March 31, 1999, there have been no material changes in SRH's Year 2000 disclosure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of SRH's 1998 Form 10-K is incorporated herein by reference. Such information includes a description of SHR's potential exposure to market risks, including commodity price risk and SHR's interest rate risk. As of March 31, 1999, there have been no material changes in SRH's market risk exposure from that disclosed in the 1998 Form 10-K.

                        PART II - OTHER INFORMATION

Item 6.

Reports on Form 8-K

  None.

Exhibits

  The  following instruments and documents are included as Exhibits to this
Report.    Exhibits  incorporated  by  reference  are   so   indicated   by
parenthetical information.


   Exhibit Number                       Description
   --------------                       -----------

  27*                                  Financial Data Schedule.

  *Filed herewith.

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

                      Date: May 17, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                ------                -----

  /s/ H.H. Wommack, III
  ----------------------   Chairman/President/   May 17, 1999
  H. H. Wommack, III       Chief Executive Officer

  /s/ Bill E. Coggin
  ----------------------   Vice President/Chief  May 17, 1999
  Bill E. Coggin           Financial Officer

  /s/ H. Allen Corey
  ----------------------
  H. Allen Corey           Director/Secretary    May 17, 1999

                                SIGNATURES
                  SOUTHWEST ROYALTIES HOLDINGS, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SOUTHWEST ROYALTIES HOLDINGS, INC.

                      By:
                            --------------------------------------
                            H.H. Wommack, III, Chairman, President,
                            and Chief Executive Officer

                      Date: May 17, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                ------                -----


  ----------------------   Chairman/President/   May 17, 1999
  H. H. Wommack, III       Chief Executive Officer


  ----------------------   Vice President/Chief  May 17, 1999
  Bill E. Coggin           Financial Officer


  ----------------------
  H. Allen Corey           Director/Secretary    May 17, 1999