Form 10-Q
period 1999-06-30
SOUTHWEST ROYALTIES HOLDINGS INC
filed 1999-08-20
CIK 1051111

23
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1999

     or

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


Number  of  shares  of common stock outstanding as of  June  30,  1999  for
Southwest Royalties, Inc.                                             100.
Number  of  shares  of common stock outstanding as of  June  30,  1999  for
Southwest Royalties Holdings, Inc.                              1,075,868.

                         SOUTHWEST ROYALTIES, INC.

                    SOUTHWEST ROYALTIES HOLDINGS, INC.



                             TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION          Page

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 1999
          (unaudited) and December 31, 1998                3

          Consolidated Statements of Operations for the
          three and six months ended June 30, 1999
          and 1998 (unaudited)                             5

          Consolidated Statements of Cash Flows for the three
          and six months ended June 30, 1999
          and 1998 (unaudited)                             7

          Notes to Consolidated Financial Statements       9


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations             17

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                     20

                   PART II - OTHER INFORMATION

Item 6.   Reports on Form 8-K and Exhibits                21

                      PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)

                                                   June 30, December 31,
                                                     1999       1998
                                                  --------- -----------
                                                 (unaudited)
ASSETS
---------------------------------------------------------
Current assets
  Cash and cash equivalents                       $ 14,210   $  13,801
  Accounts receivable, net of allowance of $97 and
   $342, respectively                                6,591       5,248
  Receivables from related parties                     993       1,594
  Other current assets                                 912       1,624
                                                   -------     -------
     Total current assets                           22,706      22,267
                                                   -------     -------
Oil and gas properties, using the full cost
 method of accounting
  Proved                                           190,532     194,096
  Unproved                                           2,373       3,230
                                                   -------     -------
                                                   192,905     197,326
  Less accumulated depletion, depreciation and
   amortization                                    124,558     121,841
                                                   -------     -------
Oil and gas properties, net                         68,347      75,485
                                                   -------     -------
Rental property, net                               132,175     132,120
                                                   -------     -------
Other property and equipment, net                    5,015       5,888
                                                   -------     -------
Other assets
  Restricted cash                                    4,142       5,050
  Equity investment in subsidiaries                      -         931
  Real estate investments                            3,686       4,019
  Deferred debt costs, net of accumulated
   amortization of $2,439 and $3,136, respectively              10,849
8,725
  Noncompete covenants, net of accumulated
   amortization of $417 and $269, respectively       1,187       1,335
  Other, net                                         1,488       1,730
                                                   -------     -------
     Total other assets                             21,352      21,790
                                                   -------     -------
Total assets                                      $249,595   $ 257,550
                                                   =======     =======
                                                             (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)

                                                   June 30, December 31,
                                                     1999       1998
                                                  --------- -----------
                                                 (unaudited)
LIABILITIES, MINORITY INTEREST, REDEEMABLE
COMMON STOCK AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------
Current liabilities
  Current maturities of long-term debt            $  6,913   $  12,716
  Accounts payable                                   5,507       7,116
  Accounts payable to related parties                    -         173
  Accrued expenses                                  10,329       9,737
                                                   -------     -------
     Total current liabilities                      22,749      29,742
                                                   -------     -------
Long-term debt                                     336,605     322,368
                                                   -------     -------
Other long-term liabilities                          1,765       1,797
                                                   -------     -------
Minority interest                                        8         206
                                                   -------     -------
Redeemable common stock of subsidiary                3,053       2,979
                                                   -------     -------
Redeemable common stock                              8,290       8,290
                                                   -------     -------
Stockholders' deficit
  Preferred stock - $1 par value; 5,000,000
   shares authorized; none issued                        -           -
  Common stock - $.10 par value; 5,000,000 shares
   authorized; 1,161,037 issued at June 30, 1999
   and December 31, 1998                               116         116
  Additional paid-in capital                         2,196       2,196
  Accumulated deficit                             (120,434)  (105,375)
  Note receivable from an officer and
   stockholder                                     (1,663)     (1,679)
  Less:  treasury stock - at cost; 214,215 shares at
   June 30, 1999 and December 31, 1998             (3,090)     (3,090)
                                                   -------     -------
     Total stockholders' deficit                  (122,875)  (107,832)
                                                   -------     -------
Total liabilities, minority interest, redeemable
  common stock and stockholders' deficit          $249,595   $ 257,550
                                                   =======     =======





           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (unaudited)

                                   Three months ended   Six months ended
                                        June 30,            June 30,
                                   -----------------   -----------------
                                     1999      1998      1999      1998
                                    ------    -----     -----     -----
Operating revenues
  Oil and gas                      $ 6,960   $ 9,120   $13,054   $18,831
  Real estate                        7,742     5,883    15,951    10,794
  Other                                223       351       508       789
                                    ------    ------    ------    ------
     Total operating revenues       14,925    15,354    29,513    30,414
                                    ------    ------    ------    ------
Operating expenses
  Oil and gas production             2,763     5,209     5,631    10,662
  Real estate                        4,428     3,114     8,642     5,252
  General and administrative, net of
   related party management and
   administrative fees of $821,
   $1,721, $1,691 and $2,618,
   respectively                        673     1,250     1,460     2,602
  Depreciation, depletion and
   amortization                      2,542     5,223     5,286     9,488
  Impairment of oil and gas
   properties                            -    29,000         -    29,000
  Other                                246       352       459       727
                                    ------    ------    ------    ------
     Total operating expenses       10,652    44,148    21,478    57,731
                                    ------    ------    ------    ------

Operating income (loss)              4,273   (28,794)    8,035   (27,317)
                                    ------    ------    ------    ------
Other income (expense)
  Interest and dividend income         258       354       412       797
  Interest expense                 (10,375)  (8,565)   (21,063)  (16,918)
  Other                              (186)       277        14       280
                                    ------    ------    ------    ------
                                   (10,303)  (7,934)   (20,637)  (15,841)
                                    ------    ------    ------    ------
                                                                 (contin
ued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)
                                (unaudited)

                                   Three months ended   Six months ended
                                        June 30,            June 30,
                                   -----------------   -----------------
                                     1999      1998      1999      1998
                                    ------    -----     -----     -----
Loss before income taxes, minority
  interest, equity income (loss) and
  extraordinary item             $ (6,030) $(36,728) $(12,602) $(43,158)
  Income tax benefit                     -       404         -     2,348
                                   --------- --------- --------- ---------
Loss before minority interest,
  equity income (loss) and
  extraordinary item               (6,030)   (36,324)  (12,602)  (40,810)
  Minority interest in subsidiaries,
   net of tax                         (87)        93        67       199
  Equity in income (loss) of subsidiary
   and partnerships net of tax           1     (759)     (187)   (1,081)
  Impairment of equity investment,
   net of tax                            -               (744)
                                   --------- --------- --------- ---------
Loss before extraordinary item     (6,116)   (36,990)  (13,466)  (41,692)
  Extraordinary loss from
   early extinguishment
   of debt                         (1,593)         -   (1,593)         -
                                   --------- --------- --------- ---------
Net loss                         $ (7,709) $(36,990) $(15,059) $(41,692)
                                   ========= ========= ========= =========
Loss per common share before
  extraordinary item             $  (5.69) $ (34.38) $ (12.52) $ (38.75)
  Extraordinary loss from
   early extinguishment
   of debt                           (1.48)        -    (1.48)         -
                                   --------- --------- --------- ---------

Loss per common share            $  (7.17) $ (34.38) $ (14.00) $ (38.75)
                                   ========= ========= ========= =========
Weighted average shares
  outstanding                      1,075,868 1,075,868 1,075,868 1,075,868
                                   ========= ========= ========= =========














           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                   Three months ended   Six months ended
                                        June 30,            June 30,
                                   -----------------   -----------------
                                     1999      1998      1999      1998
                                    ------    -----     -----     -----
Cash flows from operating activities
  Net loss                         $(7,709)  $(36,990) $(15,059) $(41,692)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
  Depreciation, depletion and
   amortization                      2,542     5,223     5,286     9,488
  Impairment of oil and gas
   properties                            -    29,000         -    29,000
  Noncash interest expense           1,347       577     2,510     1,225
  Extraordinary loss from early
   extinguishment of debt            1,593         -     1,593         -
  Gain on sale of assets             (129)     (261)     (196)     (261)
  Equity (income) loss of subsidiary
   and partnerships                    (1)       759       187     1,081
  Impairment of equity investment            -         -         744
-
  Other noncash items                  426       142       605        77
  Bad debt expense                      12       150        99       155
  Deferred income taxes                  -     (404)         -   (2,348)
  Minority interest in (income) loss
   of subsidiary                        87      (93)      (67)     (199)
  Changes in operating assets
   and liabilities-
   Accounts receivable             (1,380)        73     (934)     2,370
   Other current assets              (370)     (263)     (320)     (253)
   Accounts payable and accrued
     expenses                        1,362     1,457     (674)     (643)
   Accrued interest payable        (5,107)   (5,223)     (251)      (22)
                                    ------    ------    ------    ------

Net cash used in operating activities        (7,327)   (5,853)   (6,477)
(2,022)
                                    ------    ------    ------    ------
Cash flows from investing activities
  Proceeds from sale of oil and
   gas properties                    4,887     2,838     5,205     3,058
  Purchase of oil and gas properties           (513)   (2,275)     (784)
(6,566)
  Purchase of other property and
   equipment and rental property             (1,391)   (25,415)  (2,473)
(26,451)
  Purchase of other assets           (234)     (790)     (455)   (2,147)
  Purchase of noncompete covenants           -         -         -
(1,602)
  Proceeds from sale of real
   estate investments                  333       764       333       764
  Proceeds from sale of other assets             713     1,040       945
1,060
  Proceeds from sale of other
   property and equipment and
   rental property                     855        24     1,068        24


(continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                   Three months ended   Six months ended
                                        June 30,            June 30,
                                   -----------------   -----------------
                                     1999      1998      1999      1998
                                    ------    -----     -----     -----
  Change in restricted cash        $ 2,727   $   384   $   908   $ 1,056
  Other                                  8      (14)        16         8
                                    ------    ------    ------    ------
Net cash provided by (used in)
  investing activities               7,385   (23,444)    4,763   (30,796)
                                    ------    ------    ------    ------
Cash flows from financing activities
  Proceeds from borrowings          99,210    24,873   103,240    26,965
  Payments on debt                 (94,819)    (561)   (96,078)    (837)
  Increase (decrease) in other
   long-term liabilities              (48)        14      (32)      (35)
  Deferred debt cost               (3,986)     (637)   (4,075)     (780)
  Dividends paid to minority interest
   owners                             (30)      (30)      (61)      (61)
  Purchase of minority interest in
   subsidiary                            -     (108)         -     (305)
  Other                                  4       (3)         4       (3)
  Prepayment penalty on early
   extinguishment of debt            (875)         -     (875)         -
                                    ------    ------    ------    ------
Net cash provided by (used in)
  financing activities               (544)    23,548     2,123    24,944
                                    ------    ------    ------    ------
Net increase (decrease) in unrestricted
  cash and cash equivalents          (486)   (5,749)       409   (7,874)

Unrestricted cash and cash equivalents -
  beginning of period               14,696    25,240    13,801    27,365
                                    ------    ------    ------    ------
Unrestricted cash and cash equivalents -
  end of period                    $14,210   $19,491   $14,210   $19,491
                                   =======   =======   =======   =======
Supplemental disclosures of cash flow
  information
  Interest paid                    $14,135   $13,212   $18,804   $15,716
  Income taxes paid                $     -   $     -   $     -   $     -


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

Principles of Consolidation

  The consolidated financial statements include the accounts of SRH and its subsidiaries. As of June 30, 1999 and 1998, the Company owned approximately 81% of Red Oak, 30% and 39% of Sierra, as well as 99% of Midland Southwest Software ("MSS"), 100% and 98% of Threading Products International, LLC ("TPI"), both of which are subsidiaries of Southwest. Effective July 1, 1997, Sierra was deconsolidated and is accounted for using the equity method. The consolidated financial statements include the Company's proportionate share of the assets, liabilities, income and expenses of oil and gas limited partnerships for which it serves as managing general partner. The Company accounts for its investments in Southwest Partners II and III using the equity method, as the Company exercises significant influence over the operations of these partnerships. All significant intercompany transactions have been eliminated.

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies - continued

  Restricted cash accounts, principally for Red Oak and its subsidiaries, have been established for the following purposes (in thousands):
                                                     June 30,  December 31,
                                                       1999        1998
                                                       ----        ----
     Certificate of Deposits                        $    110        105
     Tenant security deposits                            488        412
     Interest reserves                                     -        707
     Capital expenditures account                        119      1,229
     Tax and insurance reserve                         1,723      1,009
     Tenant bankruptcy reserve                             -        767
     Lockbox                                           1,074        217
     Customer service reserve                             15         10
     Escrow fund                                         613        594
                                                       -----      -----
                                                    $  4,142      5,050
                                                       =====      =====
Interim Financial Statements

  In the opinion of management, the unaudited consolidated financial statements of the Company as of June 30, 1999 and 1998 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

  The Company has a highly leveraged capital structure with $21.0 million of interest payments due by April 15, 2000 on its 10.5% Senior Notes and approximately $6.9 million of principal and approximately $10.9 million of cash interest payments due by June 30, 2000 on its other obligations (principally related to Red Oak). Due to severely depressed commodity prices experienced by the oil and gas industry during the last quarter of 1997, throughout 1998 and continuing through the first quarter of 1999 and lagging rental property utilization, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. Management is attempting to renegotiate the terms of the Company's various obligations with its note holders and lenders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Liquidity - continued

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

  Management recognizes a financial exposure that may require future expenditures presently existing for oil and gas properties and other operations. As of June 30, 1999, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, management does recognize that by the very nature of its business, significant costs could be incurred to bring the Company into total compliance. The amount of such future expenditures is not readily determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Company's properties. It is reasonably possible this estimate could change materially in the near term.

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Commodity Hedging and Derivative Financial Instruments - continued

  On March 15, 1999, Southwest entered into a commodity swap agreements to hedge a portion of its crude oil sales. The agreement is for a notional amount of 1,000 BBls of oil a day, approximately 30% of total current oil production, with a strike price of $14.67, based on West Texas Intermediate
-  NYMEX.   The contract is for the period April 1, 1999 through  June  30,
1999, but can be extended to September 30, 1999, at the option of the counter-party. The contract period was extended until September 30, 1999.

  The Company entered into three additional commodity swap agreements subsequent to June 30, 1999 (See Note 7).

5.  Long-term Debt

     Long-term debt consists of the following (in thousands):
                                                    June 30,  December 31,
                                                      1999        1998
                                                     -----       -----
     10.5% Senior Notes, interest payable semi-annually due
      October 15, 2004, net of $1,979 and $2,116 discount,
      respectively                                  $198,021  $197,884
     13.5% Notes payable, due April 2000.  Cash interest of
      10.5% payable monthly with additional interest payable
      based on excess cash flow or through the issuance of
       additional  notes.  Collateralized by  real  estate.               -
72,273
     Revolving line of credit, variable interest, due February
       1999.   Collateralized by oil and  gas  properties                 1
40
     Capital lease obligations                             -       418
     Variable Rate Notes Payables:
     Notes payable due July 2001.  Variable interest due and
      payable monthly with additional 1% payable based on
       lock  box  agreement.  Net of $1,278 and $1,611  discount     14,230
13,891
     Note payable due December 2001.  Variable interest due and payable monthly with additional 1% payable based on
       lock  box  agreement.  Net of $3,222 and $3,889  discount     22,613
21,806
     Note payable due July 2002.  Variable interest due  and
      payable monthly with additional 1% payable based on
      lock box agreement.  Net of $4,740 discount     97,635         -
     Other                                            11,018    28,772
                                                     -------   -------
                                                     343,518   335,084
     Less current maturities                           6,913    12,716
                                                     -------   -------
                                                    $336,605  $322,368
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

5.  Long-term Debt - continued

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

13.5% Note Payable

  In April 1997 MRO Properties Inc. ("MROP"), a 100% owned subsidiary of Red Oak entered into a $42 million credit facility maturing in April 2000 with an institutional lender (the "MROP Facility"). The MROP Facility was executed in order to consolidate nine mortgage loans, originally incurred to complete the acquisition of certain Red Oak properties and to finance the acquisition of an additional real estate property. Borrowings under the facility bear interest at a rate of 13%, with 10% payable in cash and the remaining 3% payable in cash or additional notes. The facility contains a number of covenants that, among other things, restrict the ability of MROP to incur additional indebtedness and dispose of assets. The facility is secured by a first lien on substantially all of MROP's properties. In September 1997, the Company negotiated an additional $30.5 million in loan proceeds which was used to acquire a retail shopping center and office building in Oklahoma City, Oklahoma and a retail shopping center in San Antonio, Texas. The loan is collateralized by the properties purchased, and by properties contributed by the Company. This note was repaid with a portion of the proceeds from the June 1999 Variable Rate Note Payable.

Revolving Line of Credit

  Southwest Credit Facility. The Southwest Credit Facility was amended to provide for a $75 million revolving line of credit due upon demand, subject to semi-annual borrowing base redetermination. The initial borrowing base of $40 million is subject to a $15 million available sub-limit for oil and gas acquisitions, with the balance of the borrowing base available for general corporate purposes. Borrowings accrue interest at LIBOR plus a margin ranging from 1.75% to 2.50% and the facility incurs a quarterly commitment fee of three-eighths of one percent (3/8%) per annum on the daily average of the unadvanced amount of the borrowing base. The Southwest Credit Facility is secured by substantially all of Southwest's proved oil and gas properties. The facility contains a number of covenants that limit loans and advances, investments, and dividends, as well as setting a minimum interest coverage ratio for SRH. During the second quarter, in response to the sustained low oil price environment, the lender issued lower pricing parameters for the computation of the borrowing base for all of its oil and gas customers. Using the new price parameters, Southwest has no current availability under its line of credit. The lender schedules quarterly reviews of its pricing policy and should oil prices strengthen, the Company can request a redetermination at that time. At June 30, 1999, Southwest is in violation of the minimum interest coverage ratio. Southwest will not seek a waiver as the violation does not create a cross default on any other debt and the $1,000 outstanding on the credit facility is already classified as current on the Company's balance sheet.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Long-term Debt - continued

Variable Rate Notes Payable

  In June 1998, MRO N Cross, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $13.5 million, net of a $2 million discount, and $2.5 million. The $13.5 million note was used for the acquisition of rental property in the amount of $12.9 million with the remaining $600,000 to be used for capital improvements to the rental property purchased. The $2.5 million note is for capital improvements to the rental property purchased and has not been utilized as of June 30, 1999. The notes are collateralized by the property purchased.

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

  In June 1999, MRO Southwest, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $97.5 million, net of a $4.9 million discount, and $8.0 million. Borrowings for both notes accrue interest in arrears at a rate per annum equal to the greater of 8.6% or LIBOR plus 360 basis points. The interest rate includes a servicing fee of 10 basis points per annum. Approximately $93.6 million of the $97.5 million note was used to retire existing debt, on properties contributed to MRO Southwest by Red Oak, $1.5 million was deposited into various restricted cash accounts and the remaining proceeds were used for general corporate purposes. The $8.0 million note is for capital improvements to rental property and has not been utilized as of June 30, 1999. The notes are collateralized by the properties owned by MRO Southwest. The notes impose certain restrictive covenants such as to incur additional indebtedness, to dissolve, terminate or liquidate all or substantially all of the assets, change legal structure of the assets, make any loans or advances to any third party and commingle its assets with the assets of any of its affiliates or of any other person or entity.

  As of June 30, 1999, Red Oak was in technical default on two term notes payable and one debenture, for failure to pay principal and interest payments on the stated due dates. These notes are classified as current in the Company's consolidated balance sheet at June 30, 1999. Subsequent to June 30, 1999 the principal and interest payments have been made and therefore the technical defaults have been cured.

Extinguishment of Debt

  In June 1999, the Company repaid certain notes payable with proceeds from the aforementioned Variable Note Payable issued in June of 1999. Prepayment penalties and the remaining unamortized deferred debt costs associated with these notes resulted in an extraordinary charge of $1,593 million or $(1.48) per share. Since there is no recorded income tax benefits on continuing operations there is no income tax benefits recorded on the extraordinary loss.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Long-term Debt - continued

  Aggregate maturities of all long-term debt as of June 30, 1999, including capital leases, are as follows (in thousands):

     For the twelve
     months ended
     --------------
     June 30, 2000                                  $  6,913
     June 30, 2001                                    14,478
     June 30, 2002                                    23,378
     June 30, 2003                                    98,039
     June 30, 2004                                        89
     Thereafter                                      200,621
                                                     -------
                                                    $343,518
                                                     =======
6. Lines of Business

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

                              Three months ended  Six months ended
                                   June 30,           June 30,
                              ------------------ -----------------
                                 1999     1998      1999      1998
                                -----    -----     -----     -----
                                (in thousands)     (in thousands)
                                 (unaudited)        (unaudited)
 Operating profit (loss)
   Oil and gas              $   2,564   $(30,428) $ 3,673   $(30,974)
   Real estate                  1,755     1,702     4,350     3,680
   Other and eliminations               (46)      (68)      12        (23)
                              -------    ------    ------    ------
                            $   4,273   $(28,794) $ 8,035   $(27,317)
                              =======    ======    ======    ======
 Interest Expense
   Oil and gas              $   5,601   $ 5,569   $11,128   $11,127
   Real Estate                  4,831     2,965    10,039     5,746
   Other and eliminations               (57)      31        (104)     45
                              -------    ------    ------    ------
                            $  10,375   $ 8,565   $21,063   $16,918
                              =======    ======    ======    ======

 Depreciation, depletion and
   amortization
   Oil and gas              $   1,308   $ 4,478   $ 2,979   $ 8,169
   Real Estate                  1,198       698     2,222     1,226
   Other and eliminations               36        47        85        93
                              -------    ------    ------    ------
                            $   2,542   $ 5,223   $ 5,286   $ 9,488
                              =======    ======    ======    ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Lines of Business - continued
                              Three months ended  Six months ended
                                   June 30,           June 30,
                              ------------------ -----------------
                                 1999     1998      1999      1998
                                -----    -----     -----     -----
                                (in thousands)     (in thousands)
                                 (unaudited)        (unaudited)

 Capital expenditures
   Oil and gas              $     513   $ 2,537   $   784   $ 6,955
   Real Estate                  1,003    25,043     1,597    25,868
   Other and eliminations               -         110       -         194
                              -------    ------    ------    ------
                            $   1,516   $27,690   $ 2,381   $33,017
                              =======    ======    ======    ======

                                            June 30,December 31,
                                               1999      1998
                                            --------------------
Identifiable assets
  Oil and gas                                $102,445  $111,876
  Real estate                                149,938   148,340
  Other and eliminations                     (2,788)   (2,666)
                                             -------   -------
                                             $249,595  $257,550
                                             =======   =======
7.  Subsequent Events

  On July 9, 1999, Southwest entered into a commodity swap agreement to hedge a portion of its crude oil sales. The agreement is for a notional amount of 1,000 BBls of oil a day, approximately 30% of total current oil production, with a strike price of $20.22, based on West Texas Intermediate
- NYMEX. The contract is for the period August 1, 1999 through October 31, 1999, but can be extended to January 31, 2000, at the option of the counter-party.

  On July 28, 1999, Southwest entered into a commodity swap agreement to hedge a portion of its natural gas sales. The agreement is for a notional amount of 2,250 MMBtu of gas a day, approximately 25% of total current gas production, with a strike price of $2.78, based on Henry Hub - NYMEX. The contract is for the period September 1, 1999 through November 30, 1999, but can be extended to February 28, 2000, at the option of the counter-party.

  On July 29, 1999, Southwest entered into a commodity swap agreement to hedge a portion of its natural gas sales. The agreement is for a notional amount of 2,250 MMBtu of gas a day, approximately 25% of total current gas production, with a strike price of $2.64, based on Henry Hub - NYMEX. The contract is for the period September 1, 1999 through November 30, 1999.

   On August 17, 1999, Midland Red Oak Realty, Inc. sold two office buildings for approximately $2.1 million. Approximately $1.5 million of the sales proceeds were used to pay off mortgaged debt associated with these properties and approximately $500,000 were available for working capital.

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

Results of Operations

Three months and six months ended June 30, 1999 compared to three months and six months June 30, 1998

  The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:
                                 Three months ended   Six months ended
                                      June 30,            June 30,
                                ------------------- -------------------
                                  1999       1998     1999       1998
                                 -----      -----    -----      -----
                                   (in thousands)      (in thousands)
                                    (unaudited)         (unaudited)
Production volumes:
       Oil and condensate (MBbls)              333       460       689
929
       Natural gas (MMcf)            988     1,488     2,139     3,010

Average sales prices:
       Oil and condensate (per Bbl)    $  14.99  $  12.99  $  13.08  $
13.66
       Natural gas (per Mcf)    $   1.94  $   1.95  $   1.88  $   1.94

  Revenues. Revenues for the Company decreased 3% to $14.9 million for the three months ended June 30, 1999 and 3% to $29.5 million for the six months ended June 30, 1999, as compared to $15.4 million and $30.4 million for the same periods in 1998.

  Oil and gas revenues decreased 24% to $7.0 million for the three months ended June 30, 1999 and 31% to $13.1 million for the six months ended June 30, 1999, as compared to $9.1 million and $18.8 million for the same periods in 1998. For the three and six months ended June 30, 1999, decreased production contributed $2.6 million and $5.0 million, respectively to the decline in oil and gas revenues. Oil and gas production decreased 30%, or approximately 2,313 BOEPD, for the three months ended June 30, 1999 and 27%, or approximately 2,130 BOEPD, for the six months ended June 30, 1999, as compared to the same periods in 1998. In an ongoing effort to increase the Company's cash position and reduce the number of high operating expense properties in its oil and gas portfolio, management has sold oil and gas properties for approximately $7.9 million since July 1, 1998. The production decline resulting from oil and gas property sales was approximately 1,100 BOEPD, or 14% of the total production decline for the three months ended June 30, 1999 and approximately 900 BOEPD, or 11% of the total production decline for the six months ended June 30, 1999. The remainder of the production decline for the three and six months ended June 30, 1999 are the results of natural decline and production being shut-in due to the devastating drop in oil and gas prices experienced by the Industry throughout 1998 and the first quarter of 1999.

  Real estate revenues increased 32% to $7.7 million for the three months ended June 30, 1999 and 48% to $16.0 million for the six months ended June 30, 1999, as compared to $5.9 million and $10.8 million for the same periods in 1998. The increase in revenues is due primarily to several acquisitions which were made subsequent to June 30, 1998.

  Operating    Expenses.   Operating   expenses,   before    general    and
administrative expense, impairment of oil and gas properties and depreciation, depletion and amortization, decreased 14% to $7.4 million and 11% to $14.7 million for the three and six months ended June 30, 1999, respectively, as compared to $8.7 million and $16.6 million for the same periods in 1998.

  Oil and gas operating expense decreased approximately 47% to $2.8 for the three months ended June 30, 1999 and approximately 47% to $5.6 for the six months ended June 30, 1999, due primarily to management's efforts to cut expenses through more efficient operations, and by selectively eliminating high operating expense properties from its oil and gas portfolio. The average operating expense decreased 24% to $5.55 per BOE for the three months ended June 30, 1999 and 28% to $5.39 per BOE for the six months ended June 30, 1999 from $7.35 and $7.45 per BOE for the same periods in 1998.

  Real estate operating expense increased 42% to $4.4 million for the three months ended June 30, 1999 and 65% to $8.6 million for the six months ended June 30, 1999, as compared to $3.1 million and $5.3 million for the same periods in 1998. These increases were due primarily to several acquisitions, which were made subsequent to June 30, 1998.

  General and Administrative (''G&A'') Expense. G&A expense for the Company decreased 46% to $673,000 for the three months ended June 30, 1999 and 44% to $1.5 million for the six months ended June 30, 1999, as compared to $1.3 million and $2.6 million for the same periods in 1998. Oil and gas G&A expense per BOE decreased 45% to $.68 for the three months ended June 30, 1999 from $1.24 per BOE for the same period in 1998. For the six months ended June 30, 1999, G&A expense per BOE decreased 46% to $.76 from $1.42 per BOE for the same period in 1998, due primarily to reductions in oil and gas technical and administrative staff in response to the significant decrease in oil and gas prices experienced throughout 1998. Real estate G&A expense increased 1% to $371,000 and 15% to $731,000 for the three and six months ended June 30, 1999, respectively from $369,000 and $636,000 for the comparable periods of 1998. The increases are directly related to administrative staff increases necessitated by acquisitions completed in 1998.

  Depreciation, Depletion and Amortization (''DD&A'') Expense. DD&A expense for the Company decreased 51% to $2.5 million and 44% to $5.3 million for the three and six months ended June 30, 1999, respectively, as compared to $5.2 million and $9.5 million for the same periods in 1998. Oil and gas depletion expense on a BOE basis, decreased 61% to $2.37 per
BOE for the three months ended June 30, 1999 from $6.13 per BOE for the same period in 1998. For the six months ended June 30, 1999, depletion expense per BOE decreased 53% to $2.60 from $5.53 per BOE for the same period in 1998. The decrease in DD&A expense on an overall basis and per BOE is due primarily to the reduction in the carrying value of the Company's oil and gas properties because of the impairment, of approximately $64 million, which was recorded during 1998. Real estate DD&A expense increased 72% to $1.2 million and 81% to $2.2 million for the three and six months ended June 30, 1999, respectively from $698,000 and $1.2 million for the three and six months ended June 30, 1998, respectively, due to the impact of acquisitions.

  Interest Expense. Interest expense for the Company increased 21% and 25% to $10.4 million and $21.1 million for the three and six months ended June 30, 1999, respectively, as compared to $8.6 million and $16.9 million for the same periods in 1998. The increase results from increased borrowings incurred to fund a portion of the Company's acquisitions and oil and gas development. Oil and gas interest expense remained constant at $5.6 million and $11.1 million for the three and six months ended June 30, 1999 and 1998 respectively. Real estate interest expense increased 63% to $4.8 million for the three months ended June 30, 1999 and 75% to $10.0 million for the six months ended June 30, 1999, as compared to $3.0 million and $5.7 million for the same periods in 1998. The increases were due to additional debt used to finance real estate acquisitions during 1998.

  Equity in Loss of Subsidiary. Equity in Loss of Subsidiary resulted in a charge of $931,000 for the six months ended June 30, 1999. This amount relates to the Company's 30% investment in Sierra.

  Net Income. Due to the factors described above, net loss for the Company decreased 79% and 64% to $7.7 million and $15.1 million for the three and six months ended June 30, 1999, respectively, as compared to a net loss of $37.0 million and $41.7 million for the same periods in 1998, respectively.

Liquidity and Capital Resources

  Management is constantly monitoring its cash position and its ability to meet financial obligations as they become due, and as part of this effort, is exploring various strategies for addressing its current and future liquidity needs. As of June 30, 1999, SRH's consolidated cash balance was approximately $14.2 million, of which approximately $13.0 million was available to Southwest.

  SRH financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should SRH be unable to continue as a going concern.

  SRH has a highly leveraged capital structure with $21.0 million of interest payments due by April 15, 2000 on its 10.5% Senior Notes and approximately $6.9 million of principal and approximately $10.9 million of cash interest payments due by June 30, 2000 on its other obligations (principally related to Red Oak). Due to severely depressed commodity prices experienced by the oil and gas industry during the last quarter of 1997, throughout 1998 and continuing through the first quarter of 1999 and lagging rental property utilization, SRH is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. Management is currently in the process of renegotiating the terms of SRH's various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

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

Net Cash Used In Operating Activities

  Net cash used in operating activities was $7.3 million and $6.5 million for the three and six months ended June 30, 1999, respectively, as compared to net cash used in operating activities of $5.8 million and $2.0 million for the same periods in 1998. The increase in cash used in operating activities, is primarily attributable to decreases in oil and gas production and commodity prices as well as increased interest expense, offset by lower operating costs.

Net Cash Provided By Investing Activities

  Net cash provided by (used in) investing activities by the Company were $7.4 million and $4.8 million for the three and six months ended June 30, 1999, as compared to $(23.4) million and $(30.8) for the comparable periods in 1998. Oil and gas property sales were the primary sources of funds for both periods.

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

Net Cash Provided by (Used in) Financing Activities.

  Net cash provided by (used in) the Company's financing activities was $(544,000) and $2.1 million for the three and six months ended June 30, 1999 and $23.6 million and $24.9 million for the same period in 1998, respectively. Net cash provided by financing activities, were from debt refinancing and were mainly used to fund real estate operations in 1999.

Other Issues

  The information included in "Other Issues" in Item 7 of SHR's 1998 Form 10-K regarding Information Systems for the year 2000 is incorporated herein by reference. As of June 30, 1999, there have been no material changes in SRH's Year 2000 disclosure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of SRH's 1998 Form 10-K is incorporated herein by reference. Such information includes a description of SHR's potential exposure to market risks, including commodity price risk and SHR's interest rate risk. As of June 30, 1999, there have been no material changes in SRH's market risk exposure from that disclosed in the 1998 Form 10-K (see Note 4 and Note 7).

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

                                 SOUTHWEST ROYALTIES, INC.

                                 By:/s/ H. H. Wommack, III
                                 -----------------------------
                                 H.H. Wommack, III, Chairman, President,
                                 and Chief Executive Officer

                                 Date:  August 20, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                   DATE
---------                        -----                   -----

/s/ H.H. Wommack, III
-----------------------------
H. H. Wommack, III               Chairman/President/
                                 Chief Executive Officer August 20, 1999

/s/ Bill E. Coggin
-----------------------------
Bill E. Coggin                   Vice President/Chief
                                 Financial Officer       August 20, 1999

/s/ H. Allen Corey
-----------------------------
H. Allen Corey                   Director/Secretary      August 20, 1999

                                SIGNATURES
                    SOUTHWEST ROYALTIES HOLDINGS, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 SOUTHWEST ROYALTIES HOLDINGS, INC.

                                 By:/s/ H. H. Wommack, III
                                 -----------------------------
                                 H.H. Wommack, III, Chairman, President,
                                 and Chief Executive Officer

                                 Date:  August 20, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                   DATE
---------                        -----                   -----

/s/ H.H. Wommack, III
-----------------------------
H. H. Wommack, III               Chairman/President/
                                 Chief Executive Officer August 20, 1999

/s/ Bill E. Coggin
-----------------------------
Bill E. Coggin                   Vice President/Chief
                                 Financial Officer       August 20, 1999

/s/ H. Allen Corey
-----------------------------
H. Allen Corey                   Director/Secretary      August 20, 1999