Form 10-Q
period 1999-09-30
SOUTHWEST ROYALTIES HOLDINGS INC
filed 1999-11-19
CIK 1051111

26
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1999

     or

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


Number  of shares of common stock outstanding as of September 30, 1999  for
Southwest Royalties, Inc                                              100.
Number  of shares of common stock outstanding as of September 30, 1999  for
Southwest Royalties Holdings, Inc                               1,075,868.

                         SOUTHWEST ROYALTIES, INC.

                    SOUTHWEST ROYALTIES HOLDINGS, INC.



                             TABLE OF CONTENTS


                    PART I - FINANCIAL INFORMATION Page

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1999
          (unaudited) and December 31, 1998                3

          Consolidated Statements of Operations for the
          three and  nine months ended September 30, 1999
          and 1998 (unaudited)                             5

          Consolidated Statements of Cash Flows for the three
          and nine months ended September 30, 1999
          and 1998 (unaudited)                             7

          Notes to Consolidated Financial Statements       9


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations             17

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                     22

                        PART II - OTHER INFORMATION

Item 6.   Reports on Form 8-K and Exhibits                24

                      PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)

                                                September 30,December 31,
ASSETS                                               1999       1998
---------------------------------------------------------   ------------
-----------
                                                 (unaudited)
Current assets
  Cash and cash equivalents                       $ 19,638   $  13,801
  Accounts receivable, net of allowance of $234 and
   $342, respectively                                7,567       5,248
  Receivables from related parties                     365       1,594
  Other current assets                                 716       1,624
                                                   -------     -------
     Total current assets                           28,286      22,267
                                                   -------     -------
Oil and gas properties, using the full cost
 method of accounting
  Proved                                           191,817     194,096
  Unproved                                           2,369       3,230
                                                   -------     -------
                                                   194,186     197,326
  Less accumulated depletion, depreciation and
   amortization                                    125,141     121,841
                                                   -------     -------
Oil and gas properties, net                         69,045      75,485
                                                   -------     -------
Rental property, net                               131,033     132,120
                                                   -------     -------
Other property and equipment, net                    4,915       5,888
                                                   -------     -------
Other assets
  Restricted cash                                    4,642       5,050
  Equity investment in subsidiaries                      -         931
  Real estate investments                            3,685       4,019
  Deferred debt costs, net of accumulated
   amortization of $3,137 and $3,136, respectively              10,117
8,725
  Noncompete covenants, net of accumulated
   amortization of $490 and $269, respectively       1,114       1,335
  Other, net                                         1,555       1,730
                                                   -------     -------
     Total other assets                             21,113      21,790
                                                   -------     -------
Total assets                                      $254,392   $ 257,550
                                                   =======     =======
                                                             (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)

                                                September 30,December 31,
                                                     1999       1998
                                                  --------- -----------
                                                 (unaudited)
LIABILITIES, MINORITY INTEREST, REDEEMABLE
COMMON STOCK AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------
Current liabilities
  Current maturities of long-term debt            $  4,777   $  12,716
  Accounts payable                                   5,934       7,116
  Accounts payable to related parties                    -         173
  Accrued expenses                                  16,660       9,737
                                                   -------     -------
     Total current liabilities                      27,371      29,742
                                                   -------     -------
Long-term debt                                     339,887     322,368
                                                   -------     -------
Other long-term liabilities                          1,928       1,797
                                                   -------     -------
Minority interest                                        9         206
                                                   -------     -------
Redeemable common stock of subsidiary                3,090       2,979
                                                   -------     -------
Redeemable common stock                              8,290       8,290
                                                   -------     -------
Stockholders' deficit
  Preferred stock - $1 par value; 5,000,000
   shares authorized; none issued                        -           -
  Common stock - $.10 par value; 5,000,000 shares
   authorized; 1,161,037 issued at September 30, 1999
   and December 31, 1998                               116         116
  Additional paid-in capital                         2,196       2,196
  Accumulated deficit                             (123,749)  (105,375)
  Note receivable from an officer and
   stockholder                                     (1,656)     (1,679)
  Less:  treasury stock - at cost; 214,215 shares at
   September 30, 1999 and December 31, 1998        (3,090)     (3,090)
                                                   -------     -------
     Total stockholders' deficit                  (126,183)  (107,832)
                                                   -------     -------
Total liabilities, minority interest, redeemable
  common stock and stockholders' deficit          $254,392   $ 257,550
                                                   =======     =======











           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (unaudited)

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   ------------------  -----------------
                                     1999      1998      1999      1998
                                    ------    ------    ------    ------
Operating revenues
  Oil and gas                      $ 8,115   $ 7,357   $21,169   $26,188
  Real estate                        7,985     6,965    23,936    17,759
  Other                                599       366     1,107     1,155
                                    ------    ------    ------    ------
     Total operating revenues       16,699    14,688    46,212    45,102
                                    ------    ------    ------    ------
Operating expenses
  Oil and gas production             2,871     4,234     8,502    14,896
  Real estate                        4,670     3,534    13,312     8,786
  General and administrative, net of
   related party management and
   administrative fees of $934,    $905,
   $2,625 and $2,752, respectively           669       1,106     2,129
3,708
  Depreciation, depletion and
   amortization                      1,837     1,707     7,123    11,195
  Impairment of oil and gas
   properties                            -         -         -    29,000
  Other                                120       325       579     1,052
                                    ------    ------    ------    ------
     Total operating expenses       10,167    10,906    31,645    68,637
                                    ------    ------    ------    ------

Operating income (loss)              6,532     3,782    14,567   (23,535)
                                    ------    ------    ------    ------
Other income (expense)
  Interest and dividend income         269       346       681     1,143
  Interest expense                 (10,277)  (9,584)   (31,340)  (26,502)
  Other                                233        26       247       306
                                    ------    ------    ------    ------
                                   (9,775)   (9,212)   (30,412)  (25,053)
                                    ------    ------    ------    ------

(continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)
                                (unaudited)

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   -----------------   -----------------
                                     1999      1998      1999      1998
                                    ------    -----     -----     -----
Loss before income taxes, minority
   interest, equity loss and
   extraordinary item            $ (3,243) $ (5,430) $(15,845) $(48,588)
   Income tax benefit                    -         -         -     2,348
                                   --------- --------- --------- ---------
Loss before minority interest, equity
   loss and extraordinary item     (3,243)   (5,430)   (15,845)  (46,240)
   Minority interest in subsidiaries,
     net of tax                       (67)       290         -       489
   Equity in loss of subsidiary,
     net of tax                          -   (1,028)     (931)   (2,109)
                                   --------- --------- --------- ---------
Loss before extraordinary item     (3,310)   (6,168)   (16,776)  (47,860)
   Extraordinary item, net of tax            (5)       -         (1,598)
-
                                   --------- --------- --------- ---------
Net loss                         $ (3,315) $ (6,168) $(18,374) $(47,860)
                                   ========= ========= ========= =========

Loss per common share before
   extraordinary item            $  (3.08) $  (5.74) $ (15.60) $ (44.49)
   Extraordinary loss from early
     extinguishment of debt          (.01)         -    (1.49)         -
                                   --------- --------- --------- ---------

Loss per common share            $  (3.09) $  (5.74) $ (17.09) $ (44.49)
                                   ========= ========= ========= =========
Weighted average shares outstanding          1,075,868 1,075,868 1,075,868
1,075,868
                                   ========= ========= ========= =========




















           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   -----------------   -----------------
                                     1999      1998      1999      1998
                                    ------    -----     -----     -----
Cash flows from operating activities
  Net loss                         $(3,315)  $(6,168)  $(18,374) $(47,860)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
  Depreciation, depletion and
   amortization                      1,837     1,707     7,123    11,195
  Impairment of oil and gas
   properties                            -         -         -    29,000
  Noncash interest expense           1,708       800     4,218     2,025
  Extraordinary loss from early
   extinguishment of debt                5         -     1,598         -
  Gain on sale of assets             (194)      (23)     (196)     (284)
  Equity loss of subsidiary
   and partnerships                      -     1,028       187     2,109
  Impairment of equity investment            -         -         744
-
  Other noncash items                   77        97       839       174
  Bad debt expense                     127        32       226       187
  Deferred income taxes                  -         -         -   (2,348)
  Minority interest in income (loss)
   of subsidiary                        67     (290)         -     (489)
  Changes in operating assets
   and liabilities:
   Accounts receivable               (498)       909   (1,432)     3,279
   Other current assets                197        46     (123)     (207)
   Accounts payable and accrued
     expenses                        1,374     1,177       703       534
   Accrued interest payable          5,386     5,430     5,133     5,408
                                    ------    ------    ------    ------
Net cash provided by operating
  activities                         6,771     4,745       646     2,723
                                    ------    ------    ------    ------
Cash flows from investing activities
  Proceeds from sale of oil and
   gas properties                      328       738     5,533     3,796
  Purchase of oil and gas properties         (1,670)   (2,323)   (2,454)
(8,889)
  Purchase of other property and
   equipment and rental property             (1,940)   (3,211)   (4,413)
(29,662)
  Purchase of other assets           (106)   (1,095)     (563)   (3,242)
  Purchase of noncompete covenants           -         -         -
(1,602)
  Proceeds from sale of real estate
   investments                          17         -       631       764
  Proceeds from sale of other assets              24        77       366
1,137
  Proceeds from sale of other property
   equipment and rental property             2,268     27        3,336
51
  Purchase of real estate investments              -     (328)      (30)
(328)
                                                              (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                              (in thousands)
                                (unaudited)

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   -----------------   -----------------
                                     1999      1998      1999      1998
                                    ------    -----     -----     -----
  Change in restricted cash        $ (500)   $   506   $   408   $ 1,562
  Other                                  7         7        23        15
                                    ------    ------    ------    ------
Net cash provided by (used in)
  investing activities             (1,572)   (5,602)     2,837   (36,398)
                                    ------    ------    ------    ------
Cash flows from financing activities
  Proceeds from borrowings           2,576     2,330   105,816    29,295
  Payments on debt                 (2,315)     (869)   (98,393)  (1,706)
  Increase (decrease) in other
   long-term liabilities                 4        21      (28)      (14)
  Deferred debt cost                   (5)      (61)   (4,078)     (841)
  Dividends paid to minority interest
   owners                             (30)      (28)      (91)      (89)
  Purchase of minority interest in
   subsidiary                            -         -         -     (305)
  Prepayment penalty on early
   extinguishment of debt                -         -     (875)         -
  Other                                (1)         -         3       (3)
                                    ------    ------    ------    ------
Net cash provided by financing
  activities                           229     1,393     2,354    26,337
                                    ------    ------    ------    ------
Net increase (decrease) in
  unrestricted cash and cash
  equivalents                        5,428       536     5,837   (7,338)

Unrestricted cash and cash equivalents -
  beginning of period               14,210    19,491    13,801    27,365
                                    ------    ------    ------    ------
Unrestricted cash and cash equivalents -
  end of period                    $19,638   $20,027   $19,638   $20,027
                                    ======    ======    ======    ======
Supplemental disclosures of cash flow
 information
  Interest paid                    $ 3,185   $ 3,354   $21,989   $19,069












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

Principles of Consolidation

  The consolidated financial statements include the accounts of SRH and its subsidiaries. As of September 30, 1999 and 1998, the Company owned approximately 81% of Red Oak, 29% and 39% of Sierra, as well as 99% of Midland Southwest Software ("MSS"), 100% and 98% of Threading Products International, LLC ("TPI"), both of which are subsidiaries of Southwest. Effective November 11, 1999, TPI was liquidated. Effective July 1, 1997, Sierra was deconsolidated and is accounted for using the equity method. The consolidated financial statements include the Company's proportionate share of the assets, liabilities, income and expenses of oil and gas limited partnerships for which it serves as managing general partner. The Company accounts for its investments in Southwest Partners II and III using the equity method, as the Company exercises significant influence over the operations of these partnerships. All significant intercompany transactions have been eliminated.

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies - continued

  Restricted cash accounts, principally for Red Oak and its subsidiaries, have been established for the following purposes (in thousands):
                                                  September 30,December 31,
                                                       1999        1998
                                                       ----        ----
     Certificate of Deposits                        $    110        105
     Tenant security deposits                            503        412
     Interest reserves                                     -        707
     Capital expenditures account                        259      1,229
     Tax and insurance reserve                         2,766      1,009
     Tenant bankruptcy reserve                             -        767
     Lockbox                                             378        217
     Customer service reserve                              6         10
     Escrow fund                                         620        594
                                                       -----      -----
                                                    $  4,642      5,050
                                                       =====      =====
Interim Financial Statements

  In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 1999 and 1998 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Reclassifications

  Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

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

  The Company has a highly leveraged capital structure with $21.0 million of interest payments due by April 15, 2000 on its 10.5% Senior Notes and approximately $4.8 million of principal and approximately $13.0 million of cash interest payments due by September 30, 2000 on its other obligations (principally related to Red Oak). Due to severely depressed commodity prices experienced by the oil and gas industry during the last quarter of 1997, throughout 1998 and continuing through the first quarter of 1999 and lagging rental property utilization, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. Management is attempting to renegotiate the terms of the Company's various obligations with its note holders and lenders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

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

  Management recognizes a financial exposure that may require future expenditures presently existing for oil and gas properties and other operations. As of September 30, 1999, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, management does recognize that by the very nature of its business, significant costs could be incurred to bring the Company into total compliance. The amount of such future expenditures is not readily determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Company's properties. It is reasonably possible this estimate could change materially in the near term.

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

  On March 15, 1999, Southwest entered into a commodity swap agreement to hedge a portion of its crude oil sales. The agreement is for a notional amount of 1,000 BBls of oil a day, approximately 30% of total current oil production, with a strike price of $14.67, based on West Texas Intermediate
-  NYMEX.   The contract is for the period April 1, 1999 through  June  30,
1999, but could be extended to September 30, 1999, at the option of the counter-party. The contract period was extended through September 30, 1999.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Commodity Hedging and Derivative Financial Instruments - continued

  On July 9, 1999, Southwest entered into a commodity swap agreement to hedge a portion of its crude oil sales. The agreement is for a notional amount of 1,000 BBls of oil a day, approximately 30% of total current oil production, with a strike price of $20.22, based on West Texas Intermediate
- NYMEX. The contract is for the period August 1, 1999 through October 31, 1999. Subsequent to September 30, 1999, at the option of the counter-party the contract has been extended to January 31, 2000.

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

5.  Long-term Debt

     Long-term debt consists of the following (in thousands):
                                                 September 30,December 31,
                                                      1999        1998
                                                     -----       -----
     10.5% Senior Notes, interest payable semi-annually due
      October 15, 2004, net of $1,909 and $2,116 discount,
      respectively                                  $198,091  $197,884
     13.5% Notes payable, due April 2000.  Cash interest of
      10.5% payable monthly with additional interest payable
      based on excess cash flow or through the issuance of
       additional  notes.  Collateralized by  real  estate.               -
72,273
     Revolving line of credit, variable interest, due February
       1999.   Collateralized by oil and  gas  properties                 1
40
     Capital lease obligations                           274       418
     Variable Rate Notes Payables:
     Notes payable due July 2001.  Variable interest of
      7.4% and 7.1% at September 30, 1999 and December
      31, 1998, respectively, due and payable monthly with
      additional 1% payable in cash or additional notes.
      Net of $1,111 and $1,611 discount               14,379    13,891
     Note payable due December 2001.  Variable interest of
      7.4% and 7.1% at September 30, 1999 and December
      31, 1998, respectively, due and payable monthly
      with additional 1.5% payable in cash or additional
      notes.  Net of $2,889 and $3,889 discount       23,033    21,806
     Note payable due July 2002.  Variable interest of 9.0%
      at September 30, 1999, due and payable monthly.
      Net of $4,333 discount                          98,042         -
     Other                                            10,844    28,772
                                                     -------   -------
                                                     344,664   335,084
     Less current maturities                           4,777    12,716
                                                     -------   -------
                                                    $339,887  $322,368
                                                     =======   =======

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

13.5% Note Payable

  In April 1997 MRO Properties Inc. ("MROP"), a 100% owned subsidiary of Red Oak entered into a $42 million credit facility maturing in April 2000 with an institutional lender (the "MROP Facility"). The MROP Facility was executed in order to consolidate nine mortgage loans, originally incurred to complete the acquisition of certain Red Oak properties and to finance the acquisition of an additional real estate property. Borrowings under the facility bear interest at a rate of 13%, with 10% payable in cash and the remaining 3% payable in cash or additional notes. The facility contains a number of covenants that, among other things, restrict the ability of MROP to incur additional indebtedness and dispose of assets. The facility is secured by a first lien on substantially all of MROP's properties. In September 1997, the Company negotiated an additional $30.5 million in loan proceeds which was used to acquire a retail shopping center and office building in Oklahoma City, Oklahoma and a retail shopping center in San Antonio, Texas. The loan is collateralized by the properties purchased, and by properties contributed by Red Oak. This note was repaid with a portion of the proceeds from the June 1999 Variable Rate Note Payable.

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

Variable Rate Notes Payable

  In June 1998, MRO N Cross, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $13.5 million, net of a $2 million discount, and $2.5 million. The $13.5 million note was used for the acquisition of rental property in the amount of $12.9 million with the remaining $600,000 to be used for capital improvements to the rental property purchased. The $2.5 million note is for capital improvements to the rental property purchased and $2.0 million has not been utilized as of September 30, 1999. The notes are collateralized by the property purchased.

  In December 1998, MRO Commercial, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $21.7 million, net of a $4 million discount, and $9.7 million. The $21.7 million note was used for the acquisition of rental property. The $9.7 million note is for capital improvements to the rental property purchased and $8.5 million has not been utilized as of September 30, 1999. The notes are collateralized by the property purchased.

  In June 1999, MRO Southwest, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $97.5 million, net of a $4.9 million discount, and $8.0 million. Borrowings for both notes accrue interest in arrears at a rate per annum equal to the greater of 8.6% or LIBOR plus 360 basis points. The interest rate includes a servicing fee of 10 basis points per annum. Approximately $93.6 million of the $97.5 million note was used to retire existing debt, on properties contributed to MRO Southwest by Red Oak, $1.5 million was deposited into various restricted cash accounts and the remaining proceeds were used for general corporate purposes. The $8.0 million note is for capital improvements to rental property and $6.9 million has not been utilized as of September 30, 1999. The notes are collateralized by the properties owned by MRO
Southwest. The notes impose certain restrictive covenants including restrictions on the incurrence of additional indebtedness, dissolution, termination or liquidation of all or substantially all of the assets, changes in the legal structure of the assets, making any loans or advances to any third party and commingling its assets with the assets of any of its affiliates or of any other person or entity.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Long-term Debt - continued

Extinguishment of Debt

  In June 1999, the Company repaid certain notes payable with proceeds from the aforementioned Variable Note Payable issued in June of 1999. Prepayment penalties and the remaining unamortized deferred debt costs associated with these notes resulted in an extraordinary charge of $1,598 million or $(1.49) per share. Since there is no recorded income tax benefits on continuing operations there is no income tax benefits recorded on the extraordinary loss.

  Aggregate maturities of all long-term debt as of September 30, 1999, including capital leases, are as follows (in thousands):

     For the twelve
     months ended
     --------------
     September 30, 2000                             $  4,777
     September 30, 2001                               15,411
     September 30, 2002                              123,488
     September 30, 2003                                  417
     September 30, 2004                                   80
     Thereafter                                      200,491
                                                     -------
                                                    $344,664
                                                     =======
6. Lines of Business

  The Company operates in two major segments: Oil and Gas Activities (oil and gas acquisition, development, exploration and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and production) and Real Estate Investment and Management (owns and manages
retail  shopping  centers  and  office  buildings).   Other  items  include
eliminations, manufacturing, computer service and the holding Company.
                              Three months ended Nine months ended
                                September 30,      September 30,
                              ------------------ -----------------
                                 1999     1998      1999      1998
                                -----    -----     -----     -----
                                (in thousands)     (in thousands)
                                 (unaudited)        (unaudited)
 Operating profit (loss)
   Oil and gas              $   4,752   $ 1,685   $ 8,425   $(29,289)
   Real estate                  1,752     2,094     6,102     5,774
   Other and eliminations               28        3         40        (20)
                              -------    ------    ------    ------
                            $   6,532   $ 3,782   $14,567   $(23,535)
                              =======    ======    ======    ======
 Interest Expense
   Oil and gas              $   5,629   $ 5,719   $16,757   $16,846
   Real Estate                  4,663     3,882    14,702     9,628
   Other and eliminations               (15)      (17)      (119)     28
                              -------    ------    ------    ------
                            $  10,277   $ 9,584   $31,340   $26,502
                              =======    ======    ======    ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Lines of Business - continued
                              Three months ended Nine months ended
                                September 30,      September 30,
                              ------------------ -----------------
                                 1999     1998      1999      1998
                                -----    -----     -----     -----
                                (in thousands)     (in thousands)
                                 (unaudited)        (unaudited)
 Depreciation, depletion and
   amortization
   Oil and gas              $     697   $   852   $ 3,676   $ 9,021
   Real Estate                  1,127       808     3,349     2,034
   Other and eliminations               13        47        98        140
                              -------    ------    ------    ------
                            $   1,837   $ 1,707   $ 7,123   $11,195
                              =======    ======    ======    ======

 Capital expenditures
   Oil and gas              $   1,609   $ 2,534   $ 2,392   $ 9,489
   Real Estate                  1,614     4,174     3,210    30,042
   Other and eliminations               -         106       -         300
                              -------    ------    ------    ------
                            $   3,223   $ 6,814   $ 5,602   $39,831
                              =======    ======    ======    ======

                                           September 30, December 31,
                                                 1999         1998
                                              ----------   ----------
Identifiable assets
  Oil and gas                                 $ 108,550   $ 111,876
  Real estate                                   148,878     148,340
  Other and eliminations                        (3,036)     (2,666)
                                                -------     -------
                                              $ 254,392   $ 257,550
                                                =======     =======

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

Results of Operations

Three months and nine months ended September 30, 1999 compared to three months and nine months September 30, 1998

  The following table summarizes production volumes, average sales prices (which include the results of hedging) and period to period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:
                                 Three months ended  Nine months ended
                                   September 30,       September 30,
                                ------------------- -------------------
                                  1999       1998     1999       1998
                                 -----      -----    -----      -----
                                   (in thousands)      (in thousands)
                                    (unaudited)         (unaudited)
Production volumes:
      Oil and condensate (MBbls)               325       412     1,013
1,341
      Natural gas (MMcf)           1,056     1,325     3,195     4,336
Average sales prices:
      Oil and condensate (per Bbl)        $  17.42  $  12.04  $  14.47
$     13.16
      Natural gas (per Mcf)     $   2.27  $   1.66  $   2.01  $   1.85

  Revenues. Revenues for the Company increased 14% to $16.7 million and 2% to $46.2 million for the three and nine months ended September 30, 1999, respectively, as compared to $14.7 million and $45.1 million for the same periods in 1998.

  Oil and gas revenue increased 10% to $8.1 million for the three months ended September 30, 1999 and decreased 19% to $21.2 million for the nine months ended September 30, 1999, as compared to $7.4 million and $26.2 million for the same periods in 1998. The increase in revenue for the three months ended September 30, 1999 is due primarily to increases in oil and gas prices which resulted in increased revenues of approximately $3.0 million. The increase in revenue due to the increase in oil and gas prices was offset by declines in oil and gas production of approximately $2.2 million and a decline of other oil and gas partnership distributions of approximately $100,000. The decrease in revenue for the nine months ended September 30,1999 is due primarily to decreases in oil and gas production which resulted in approximately $7.0 million in decreased revenues offset by increased revenues of approximately $2.4 million from oil and gas price increases experienced during the period. The remaining balance of the decrease of approximately $400,000 was due to decreased oil and gas partnership distributions.

  Oil and gas production decreased 21% or approximately 1,437 BOEPD, for three months ended September 30, 1999 and 25%, or approximately 1,896 BOEPD for the nine months ended September 30, 1999, as compared to the same periods in 1998. In an ongoing effort to increase the Company's cash position and reduce the number of high operating expense properties in its oil and gas portfolio, management has sold oil and gas properties for approximately $7.4 million since October 1, 1998. The production decline resulting from oil and gas property sales was approximately 836 BOEPD and 885 BOEPD, or 12% of the total production decline for the three month and nine month periods, respectively, ended September 30, 1999. The remainder of the production decline of approximately 9% and 13% for the three and nine months periods ended September 30, 1999, respectively are mostly results of natural decline.

  Real estate revenues increased 15% to $8.0 million for the three months ended September 30, 1999 and 35% to $23.9 million for the nine months ended September 30, 1999, as compared to $7.0 million and $17.8 million for the same periods in 1998. The increase in revenues is due primarily to several acquisitions which were made late in the second quarter of 1998 and subsequent.

  Operating    Expenses.   Operating   expenses,   before    general    and
administrative expense, impairment of oil and gas properties and depreciation, depletion and amortization, decreased 5% to $7.7 million and 9% to $22.4 million for the three and nine months ended September 30, 1999, respectively, as compared to $8.1 million and $24.7 million for the same periods in 1998.

  Oil and gas operating expense decreased approximately 32% to $2.9 million for the three months ended September 30, 1999 and approximately 43% to $8.5 million for the nine months ended September 30, 1999, due primarily to management's efforts to cut expenses through more efficient operations, and by selectively eliminating high operating expense properties from its oil and gas portfolio. The average operating expense decreased 14% to $5.73 per BOE for the three months ended September 30, 1999 and 24% to $5.50 per BOE for the nine months ended September 30, 1999 from $6.69 and $7.22 for the same periods in 1998.

  Real estate operating expense increased 32% to $4.7 million for the three months ended September 30, 1999 and 52% to $13.3 million for the nine months ended September 30, 1999, as compared to $3.5 million and $8.8 million for the same periods in 1998. These increases were due primarily to acquisitions, which were made late in the second quarter of 1998 and subsequent.

  General and Administrative ("G&A") Expense. G&A expense for the Company decreased 40% to $669,000 for the three months ended September 30, 1999 and decreased 43% to $2.1 million for the nine months ended September 30, 1999, as compared to $1.1 million and $3.7 million for the same periods in 1998. Oil and gas G&A expense per BOE decreased 34% to $.65 for the three months ended September 30, 1999 from $.99 per BOE for the same period in 1998. For the nine months ended September 30, 1999, G&A expense per BOE decreased 43% to $.73 from $1.29 per BOE for the same period in 1998. Real estate G&A expense decreased 23% to $406,000 and 2% to $1.1 million for the three and nine months ended September 30, 1999, respectively from $529,000 and $1.2 million for the comparable periods of 1998. The decrease in real estate G&A for the three months ended September 30, 1999 relates primarily to charges incurred during the three months ended September 30, 1998 for travel and other professional services associated with a non consummated refinance.

  Depreciation, Depletion and Amortization ("DD&A") Expense. DD&A expense for the Company increased 8% to $1.8 million and decreased 36% to $7.1 million for the three and nine months ended September 30, 1999, respectively, as compared to $1.7 million and $11.2 million for the same periods in 1998. Oil and gas depletion expense on a BOE basis, increased 2% to $1.16 per BOE for the three months ended September 30, 1999 from $1.14 per BOE for the same period in 1998. For the nine months ended September 30, 1999, depletion expense per BOE decreased 48% to $2.14 from $4.19 per BOE for the same period in 1998. The decrease in DD&A expense on an overall basis and per BOE is due primarily to the reduction in the carrying value of the Company's oil and gas properties because of the impairment of approximately $64.0 million, which was recorded during the third and forth quarters of 1998. Real estate DD&A expense increased 39% to $1.1 million and 65% to $3.3 million for the three and nine months ended September 30, 1999, respectively from $808,000 and $2.0 million for the three and nine months ended September 30, 1998, respectively, due to the impact of acquisitions.

  Interest Expense. Interest expense for the Company increased 7% to $10.3 million and 18% to $31.3 million for the three and nine months ended September 30, 1999, respectively, as compared to $9.6 million and $26.5 million for the same periods in 1998. Oil and gas interest expense remained relatively constant at $5.6 million and $16.8 million for the three and nine months ended September 30, 1999. Real estate interest expense increased 20% to $4.7 million for the three months ended September 30, 1999 and 53% to $14.7 million for the nine months ended September 30, 1999, as compared to $3.9 million and $9.6 million for the same periods in 1998. The increases were due to additional debt used to finance acquisitions.

  Equity in Loss of Subsidiary. Equity in Loss of Subsidiary resulted in a charge of $931,000 of which, $744,000 was a non-cash charge for the impairment of the equity investment in Sierra for the nine months ended September 30, 1999. This amount relates to the Company's 29% investment in Sierra.

  Net Income (Loss). Due to the factors described above, net loss for the Company decreased 46% and 62% to $3.3 million and $18.4 million for the three and nine months ended September 30, 1999, respectively, as compared to net losses of $6.2 million and $47.9 million for the same periods in 1998. Oil and gas net losses decreased 87% to $538,000 for the three months ended September 30, 1999 and approximately 81% to $8.0 million for the nine months ended September 30, 1999, as compared to $4.0 million and $43.2 million for the same periods in 1998. Real estate net losses increased 48% to $2.5 million for the three months ended September 30, 1999 and 177% to $9.6 million for the nine months ended September 30, 1999, as compared to $1.7 million and $3.5 million for the same periods in 1998.

Liquidity and Capital Resources

  Management is constantly monitoring its cash position and its ability to meet financial obligations as they become due, and as part of this effort, is exploring various strategies for addressing its current and future liquidity needs. As of September 30, 1999, SRH's consolidated cash balance was approximately $19.6 million, of which approximately $18.6 million was available to Southwest. Southwest has a $10.5 million interest payment due October 15, 1999, which after the payment is made, will leave approximately $8.6 million for working capital. Southwest currently has no availability under it's revolving line of credit.

  The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  The Company has a highly leveraged capital structure with $21.0 million of interest payments due by April 15, 2000 on its 10.5% Senior Notes and approximately $4.8 million of principal and approximately $13.0 million of cash interest payments due by September 30, 2000 on its other obligations (principally related to Red Oak). Due to severely depressed commodity prices experienced by the oil and gas industry during the last quarter of 1997, throughout 1998 and continuing through the first quarter of 1999 and lagging rental property utilization, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. Management is currently in the process of renegotiating the terms of the Company's various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

  There can be no assurance that the Company's debt restructuring efforts will be successful or that the note holders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional note holders, or possibly, agreements of other creditors of the Company, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon its ability to (1) successfully restructure its 10.5% Senior Notes and other obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations on the 10.5% Senior Notes, as well as other obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

Net Cash Provided by Operating Activities

  Net cash provided by operating activities was $6.8 million and $646,000 for the three and nine months ended September 30, 1999, respectively, as compared to net cash provided by operating activities of $4.7 million and $2.7 million for the same periods in 1998.

Net Cash Used in Investing Activities

  Net cash provided by (used in) investing activities by the Company were $(1.6) million and $2.8 million for the three and nine months ended September 30, 1999, as compared to $(5.6) million and $(36.4) million for the comparable periods in 1998. Capital expenditures for oil and gas development activities and commercial real estate projects were the primary uses of funds for both periods. The primary source of funds from investing activities were from sales of oil and gas properties and commercial real estate.

  In response to the substantial decrease in oil prices during 1998, SRH has initiated a short-term alternate business plan that delays certain development and exploratory projects until oil and gas industry conditions improve. Based on this plan, SRH has tentatively budgeted $3.4 million in capital expenditures at Southwest for oil and gas development projects. This budget is subject to change based on financial strategies currently being developed, including hedging strategies, divestitures and debt restructuring, as well as the level of oil and gas prices in the future.

Net Cash Provided by Financing Activities.

  Net cash provided by the Company's financing activities was $229,000 and $2.4 million for the three and nine months ended September 30, 1999 as compared to $1.4 million and $26.3 million for the comparable periods in 1998. Net cash provided by financing activities was primarily used to fund real estate acquisitions in 1998. Net cash provided by financing activities, was from debt refinancing and primarily used to fund real estate operations in 1999.

Other Issues

  Information Systems for the Year 2000. SRH has identified and assessed its exposure to the potential Year 2000 software and imbedded chip processing and date sensitivity issue. Through Red Oak and SRH's data processing subsidiary, Midland Southwest Software, Inc., SRH proactively initiated an internal plan to identify applicable hardware and software, assess impact and effect, estimate costs, construct and implement corrective actions, and prepare contingency plans.

  Identification & Assessment. SRH currently believes it identified the internal and external software and hardware that had the potential for date sensitivity problems. Five critical systems and/or functions were identified and addressed: (1) the proprietary software of Southwest (OGAS) that is used for oil & gas property management and financial accounting functions, (2) the proprietary software of Red Oak (Yardi) that is used for real estate property management and financial accounting functions (3) the DEC VAX/VMS hardware and operating system, (4) various third-party application software including lease economic analysis, fixed asset management, geological applications, and payroll/human resource programs, and (5) External Agents.

  The proprietary software of SRH has met compliance requirements. Since this is an internally generated software package, SRH has incurred approximately $25,000 in man-hours. Modifications were made by internal staff and did not represent additional costs to SRH. SRH has not made contingency plans at this time since the conversion is ahead of schedule and being handled by Company controlled internal programmers. Given the complexity of the systems that were modified, it is anticipated that some problems may arise, but having met the early completion date, SRH feels that adequate time remains available to overcome unforeseen delays.

  DEC has released a fully compliant version of its operating system that is used by Southwest on the DEC VAX system. It was installed, SRH believes that this solved any potential problems on the system.

  SRH has identified various third-party software that may have date sensitivity problems and is continuing to work with the vendors to secure solutions as well as prepare contingency plans. After review and evaluation of the vendor plans and status, SRH believes that the problems will be resolved prior to the year 2000 or the alternate contingency plan will sufficiently and adequately remediate the problem so that there is no material disruption to business functions.

  The External Agents of SRH include suppliers, customers, owners, vendors, banks, product purchasers including pipelines, and other oil and gas property operators. SRH is in the process of identifying and communicating with each critical External Agent about its plan and progress thereof in addressing the Year 2000 issue. This process is on schedule and SRH, at this time, believes that there should be no material interference or disruption associated with any of the critical External Agent's functions necessary to SRH's business. SRH estimates completion of this audit by year-end 1999 and believes that alternate plans can be devised to circumvent any material problems arising from critical External Agent noncompliance.

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

  Risks/Contingency. The failure to correct critical systems of SRH, or the failure of a material business partner or External Agent to resolve critical Year 2000 issues could have a serious adverse impact on the ability of SRH to continue operations and meet obligations. Based on SRH's evaluation and assessment to date, it is believed that any interruption in operation will be minor and short-lived and pose no material monetary loss, safety, or environmental risk to SRH. However, due to the external nature of the potential problems, it is impossible to accurately identify the risks, quantify potential impacts or establish a final contingency plan. SRH believes that its assessment and contingency planning will be complete no later than year-end 1999.

  Worst Case Scenario. The Securities and Exchange Commission requires public companies to forecast the most reasonably likely worst case Year 2000 scenario, assuming that SRH's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios SRH may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving SRH; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for SRH and its employees, contractors, suppliers, and customers; significant disruption to SRH's ability to gain access to, and continue  working  in,  office  buildings and  other  facilities;  and  the failure, of third-parties systems, the effects of which would have a cumulative material adverse impact on SRH's critical systems. SRH could experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to SRH. Under these circumstances, the adverse effect on SRH, and the diminution of Company revenues, could be material, although not quantifiable at this time.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The following quantitative and qualitative information is provided about financial instruments to which the Company is a party as of September 30, 1999, and from which the Company may incur future earnings gains or losses from changes in market interest rates or commodity prices.

Quantitative Disclosures

  Interest  rate  sensitivity.   The following table  provides  information
about the Company's debt obligations which are sensitive to changes in interest rates. The table presents cash maturities by expected maturity dates together with the weighted average interest rates expected to be paid on the debt, given current contractual terms and market conditions. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company is obligated to periodically pay on the debt; for variable rate debt, the average interest rate represents the average rates being paid on the debt at September 30, 1999.
                                      As of September 30, 1999
                         2000    2001   2002  2003  2004ThereafterTotalFair
Value
                        ----   ----  ----  ----  --------------------------
---
Total Debt
  maturities              $4,777    $15,411  $123,488 $  417 $  80$200,491$
344,664        $244,573
Fixed  rate  debt         $3,202    $   377  $ 29  $ 19  $  16 $198,981   $
202,624               $ 102,533
Weighted average
  interest rate          10.49%      10.49% 10.49%      10.49%       10.49%
10.50%
Variable rate debt      $1,575    $15,034  $123,459 $  398 $ 64   $   1,510
142,040                 142,040
Average interest rate   8.92% 8.97% 9.04%  9.00% 9.00%  9.00%

  Commodity price sensitivity. See Note 4 of Notes to Consolidated Financial Statements included in "Item 1. Consolidated Financial Statements" for a description of the accounting procedures followed by SRH relative to hedge derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instrument which is sensitive to changes in natural gas and crude oil commodity prices.

Qualitative Disclosures

  Non-derivative financial instruments. The Company is a borrower under fixed rate and variable rate debt instruments that give rise to interest rate risk. The Company's objective in borrowing under fixed or variable rate debt is to satisfy capital requirements while minimizing the Company's costs of capital. To realize its objectives, the Company borrows under fixed and variable rate debt instruments, based on the availability of capital and market conditions. See Note 5 of Notes to Consolidated Financial Statement included in "Item 1. Consolidated Financial Statements" for a discussion relative to the Company's debt instruments.

  Derivative financial instruments. Revenues from the Company's operations are highly dependent on the price of oil and gas. The markets for oil and natural gas are volatile and prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas and a variety of additional factors that are beyond SRH's control. These factors include the level of consumer demand, weather conditions, domestic and foreign governmental regulations, market uncertainty, the price and availability of alternative fuels, political conditions in the Middle East, foreign imports and overall economic conditions. It is impossible for SRH to predict future oil and gas prices with any certainty. In order to reduce the Company's exposure to oil and gas price risks, from time to time the Company enters into commodity price derivative contracts to hedge commodity price risks. See Note 4 of Consolidated Financial Statements included in "Item 1. Consolidated Financial Statements."

  As of September 30, 1999, the Company's primary risk exposures associated with financial instruments to which it is a party include natural gas and crude oil price volatility and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since September 30, 1999.

                        PART II - OTHER INFORMATION

ITEM 6.   REPORTS ON FORM 8K AND EXHIBITS

Reports on Form 8-K

  None.

Exhibits

  The  following instruments and documents are included as Exhibits to this
Report.    Exhibits  incorporated  by  reference  are   so   indicated   by
parenthetical information.


  Exhibit Number                            Description
  --------------                            ------------

  27*                                  Financial Data Schedule.

   * Filed herewith.

                                SIGNATURES
                         SOUTHWEST ROYALTIES, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SOUTHWEST ROYALTIES, INC.

                      By:   /s/ H. H. Wommack, III
                            ---------------------------------------
                            H.H. Wommack, III, Chairman, President,
                            Chief Executive Officer, and Director

                      Date: November 19, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 ----

  /s/ H.H. Wommack, III
  ---------------------------
  H. H. Wommack, III       Chairman/President/
                           Chief Executive Officer    November 19, 1999

  /s/ Bill E. Coggin
  ---------------------------
  Bill E. Coggin           Vice President/Chief
                           Financial Officer     November 19, 1999

  /s/ H. Allen Corey
  ---------------------------
  H. Allen Corey           Director/Secretary    November 19, 1999

                                SIGNATURES
                    SOUTHWEST ROYALTIES HOLDINGS, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SOUTHWEST ROYALTIES HOLDINGS, INC.

                      By:   /s/ H. H. Wommack, III
                            ---------------------------------------
                            H.H. Wommack, III, Chairman, President,
                            Chief Executive Officer, and Director

                      Date: November 19, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 -----

  /s/ H.H. Wommack, III
  ---------------------------
  H. H. Wommack, III       Chairman/President/
                           Chief Executive Officer    November 19, 1999

  /s/ Bill E. Coggin
  ---------------------------
  Bill E. Coggin           Vice President/Chief
                           Financial Officer     November 19, 1999

  /s/ H. Allen Corey
  ---------------------------
  H. Allen Corey           Director/Secretary    November 19, 1999