Form 10-K/A
period 1999-12-31
SOUTHWEST ROYALTIES HOLDINGS INC
filed 2000-05-09
CIK 1051111

8

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                FORM 10-K/A

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

EXPLANATION FOR THIS AMENDMENT:

      Southwest Royalties Holdings, Inc. and Southwest Royalties, Inc. file this Amendment No. 1 to the Annual Report, Form 10-K, for the fiscal year ended December 31, 1999 in order to correct a date disclosed in Item 8, Independent Auditor's Report.

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

Midland, Texas
March 15, 2000

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

                      Date: May 9, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 -----

  /s/ H. H. Wommack, III
  ------------------------ Chairman/President/   May 9, 2000
  H. H. Wommack, III       Chief Executive Officer

  /s/ J Steven Person
  -------------------------Vice President of
  J Steven Person          Marketing/Chief       May 9, 2000
                           Financial Officer

  /s/ H. Allen Corey
  -------------------------
  H. Allen Corey           Director/Secretary    May 9, 2000

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

                      Date: May 9, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 -----

  /s/ H. H. Wommack, III
  ------------------------ Chairman/President/   May 9, 2000
  H. H. Wommack, III       Chief Executive Officer

  /s/ J Steven Person
  -------------------------Vice President of
  J Steven Person          Marketing/Chief       May 9, 2000
                           Financial Officer

  /s/ H. Allen Corey
  ------------------------
  H. Allen Corey           Director/Secretary    May 9, 2000