Form 10-Q
period 2000-03-31
SOUTHWEST ROYALTIES HOLDINGS INC
filed 2000-05-15
CIK 1051111

27
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2000

     or

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

Number of shares of common stock outstanding as of March 31, 2000
for Southwest Royalties, Inc                                 100
Number of shares of common stock outstanding as of March 31, 2000
for Southwest Royalties Holdings, Inc.                  1,075,868

                    SOUTHWEST ROYALTIES, INC.

               SOUTHWEST ROYALTIES HOLDINGS, INC.



                        TABLE OF CONTENTS




               PART I - FINANCIAL INFORMATION             Page

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets as of March 31, 2000
(unaudited)
          and December 31, 1999                             3

       Consolidated Statements of Operations for the three months
          ended March 31, 2000 and 1999 (unaudited)         5

       Consolidated Statements of Cash Flows for the three months
          ended March 31, 2000 and 1999 (unaudited)         6

       Notes to Consolidated Financial Statements          8

Item 2.   Management's Discussion and Analysis of Financial
Condition
          and Results of Operations                        19

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                      24

                PART II - OTHER INFORMATION

Item 6.                  Exhibits and Reports on Form 8-K
25

                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                            March 31,December 31,
                                               2000      1999
                                             -------------------
                                           (unaudited)
ASSETS
---------------------------------------------------
Current assets
  Cash and cash equivalents                  $ 5,877   $16,983
  Restricted cash                             13,869    10,003
  Accounts receivable, net of allowance
   of $440 and $440, respectively              8,157     7,134
  Receivables from related parties               640       836
  Other current assets                         1,079     1,179
                                             -------   -------
     Total current assets                     29,622    36,135
                                             -------   -------

Oil and gas properties, using the full cost
 method of accounting
  Proved                                     194,690   193,319
  Unproved                                     1,521     2,059
                                             -------   -------
                                             196,211   195,378
  Less accumulated depletion, depreciation
   and amortization                          128,358   126,742
                                             -------   -------
     Oil and gas properties, net              67,853    68,636
                                             -------   -------
Rental property, net                         127,620   128,685
                                             -------   -------
Rental property - construction in progress             5,042
3,984
                                             -------   -------
Other property and equipment, net              4,766     4,841
                                             -------   -------
Other assets
  Real estate investments                      3,234     3,644
  Deferred debt costs, net of accumulated
   amortization of $8,341 and $5,681,
   respectively                               11,161    13,816
  Noncompete covenants, net of accumulated ,
   amortization of $637 and 563, respectively              967
1,041
  Other, net                                   1,345     1,385
                                             -------   -------
     Total other assets                       16,707    19,886
                                             -------   -------
Total assets                                 $251,610  $262,167
                                             =======   =======
                                                    (continued)







      The accompanying notes are an integral part of these consolidated financial statements

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                (in thousands, except share data)

                                            March 31,December 31,
                                               2000      1999
                                             -------------------
                                           (unaudited)
LIABILITIES, MINORITY INTEREST, REDEEMABLE
COMMON STOCK AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------
Current liabilities
  Current maturities of long-term debt       $55,274   $40,277
  Accounts payable                             5,035     6,011
  Accounts payable to related parties            829       867
  Accrued expenses                            10,030    10,670
                                             -------   -------
     Total current liabilities                71,168    57,825
                                             -------   -------
Long-term debt                               271,524   306,806
                                             -------   -------
Other long-term liabilities                    1,196     1,220
                                             -------   -------
Minority interest                                  6         8
                                             -------   -------
Redeemable common stock of subsidiary            839     1,228
                                             -------   -------
Redeemable common stock                        8,290     8,290
                                             -------   -------
Stockholders' deficit
  Preferred stock - $1 par value; 5,000,000
   shares authorized; none issued                  -         -
  Common stock - $.10 par value; 5,000,000 shares
   authorized; 1,161,037 issued at March 31, 2000
   and December 31, 1999                         116       116
  Additional paid-in capital                   2,196     2,196
  Accumulated deficit                        (98,995)  (110,784)
  Note receivable from an officer and stockholder      (1,640)
(1,648)
  Less:  treasury stock - at cost; 214,215 shares
   at March 31, 2000 and December 31, 1999             (3,090)
(3,090)
                                             -------   -------
     Total stockholders' deficit             (101,413) (113,210)
                                             -------   -------
Total liabilities, minority interest, redeemable
  common stock and stockholders' deficit     $251,610  $262,167
                                             =======   =======


















      The accompanying notes are an integral part of these consolidated financial statements

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)

                                    For the three months ended March 31,
------------------------------------
                                               2000      1999
                                              -----     -----
Operating revenues
  Oil and gas                              $  11,319 $   6,094
  Real estate                                  8,014     8,209
  Other                                           96       285
                                             --------- ---------
     Total operating revenues                 19,429    14,588
                                             --------- ---------
Operating expenses
  Oil and gas production                       3,418     2,868
  Real estate                                  4,574     4,214
  General and administrative, net of related
   party management and administrative fees of
   $848 and $870, respectively                   705       787
  Depreciation, depletion and amortization             2,910
2,744
  Other                                          330       213
                                             --------- ---------
     Total operating expenses                 11,937    10,826
                                             --------- ---------
Operating income                               7,492     3,762
                                             --------- ---------
Other income (expense)
  Interest and dividend income                   249       154
  Interest expense                           (10,570)  (10,688)
  Other                                          260       200
                                             --------- ---------
                                             (10,061)  (10,334)
                                             --------- ---------
Loss before income taxes, minority interest,
  equity loss and extraordinary item         (2,569)   (6,572)
  Income tax benefit (provision)                   -         -
                                             --------- ---------
Loss before minority interest, equity loss
  and extraordinary item                     (2,569)   (6,572)
  Minority interest in subsidiaries, net of tax            362
154
  Equity loss in subsidiary and partnerships,
   net of tax                                      -     (188)
  Impairment of equity investment, net of tax                -
(744)
                                             --------- ---------
Loss before extraordinary item               (2,207)   (7,350)
Extraordinary gain from early extinguishment
  of debt                                     13,996         -
                                             --------- ---------
Net income (loss)                          $  11,789 $ (7,350)
                                             ========= =========
Income (loss) per common share
  Income (loss) per common share before
   extraordinary item                      $    (2.05)     $
(6.83)
  Extraordinary gain per common share from early
   extinguishment of debt                       13.00
-
                                             --------- ---------
Income (loss) per common share             $    10.95      $
(6.83)
                                           ==========  ==========
Weighted average shares outstanding        1,075,868   1,075,868
                                           ==========  ==========

      The accompanying notes are an integral part of these consolidated financial statements

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                    For the three months ended March 31,
------------------------------------
                                               2000      1999
                                              -----     -----
Cash flows from operating activities
  Net income (loss)                          $11,789   $(7,350)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in)
   operating activities:
  Depreciation, depletion and amortization             2,910
2,744
  Noncash interest expense                     2,741     1,163
  Extraordinary gain from early extinguishment
   of debt                                   (13,996)        -
  Gain on sale of assets                       (240)     (189)
  Equity loss of subsidiary and partnerships           -
188
  Impairment of equity investment                  -       744
  Other noncash items                            179       218
  Amortization of lease commissions               51       131
  Bad debt expense                               105        87
  Minority interest in loss of subsidiary      (362)     (154)
  Changes in operating assets and liabilities-
   Accounts receivable                         (925)       446
   Other current assets                         (83)        50
   Accounts payable and accrued expenses     (3,962)   (2,037)
   Change in restricted cash                 (3,595)         -
   Accrued interest payable                    2,308     4,857
                                             --------  -------
Net cash (used in) provided by operating
  activities                                 (3,080)       898
                                             --------  -------
Cash flows from investing activities
  Proceeds from sale of oil and gas properties             154
318
  Purchase of oil and gas properties           (987)     (271)
  Purchase of other property and equipment and
   rental property                              (81)   (1,082)
  Increase in construction in progress       (1,058)         -
  Purchase of other assets                      (22)     (221)
  Proceeds from sale of other assets              17       184
  Proceeds from sale of real estate investments            643
-
  Proceeds from sale of other property and
   equipment                                       1       213
  Change in restricted cash                    (271)   (1,819)
  Other                                            8         8
                                             --------  -------
Net cash used in investing activities        (1,596)   (2,670)
                                             --------  -------

(continued)

       SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                         (in thousands)
                           (unaudited)

                                    For the three months ended March 31,
------------------------------------
                                               2000      1999
                                              -----     -----
Cash flows from financing activities
  Proceeds from borrowings                    16,914     4,030
  Payments on debt                           (23,285)  (1,259)
  Payments on other long-term liabilities       (24)      (23)
  Increase in other long-term liabilities          -        39
  Deferred debt cost                             (5)      (89)
  Dividends paid to minority interest owners           (30)
(31)
                                             --------  -------
Net cash (used in) provided by financing
  activities                                 (6,430)     2,667
                                             --------  -------
Net increase (decrease) in unrestricted cash
  and cash equivalents                       (11,106)      895

Unrestricted cash and cash equivalents-
  beginning of period                         16,983    13,801
                                             --------  -------
Unrestricted cash and cash equivalents -
  end of period                              $ 5,877   $14,696
                                             ========  =======

Supplemental disclosures of cash flow information
  Interest paid                              $ 5,521   $ 4,669
































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

Principles of Consolidation

   The consolidated financial statements include the accounts of SRH and its subsidiaries. As of March 31, 2000 and 1999, the Company owned approximately 81% of Red Oak, 39% of Sierra, 100% of Blue Heel, 99% of MSS and 100% and 99%, respectively, of TPI. Blue Heel, MSS and TPI are subsidiaries of Southwest. Effective July 1, 1997, Sierra was deconsolidated and is accounted for using the equity method. Effective November 1999, TPI was liquidated. The consolidated financial statements include the Company's proportionate share of the assets, liabilities, income and expenses of oil and gas limited partnerships for which it serves as managing general partner. The Company accounts for its investments in Southwest Partners II and III using the equity method, as the Company exercises significant influence over the operations of these partnerships. All significant intercompany transactions have been eliminated.

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

   Restricted cash accounts have been established for the following purposes (in thousands):
                                                    March 31,  December 31,
                                                       2000        1999
                                                       ----        ----
     Cash bonds                                     $      -   $    35
     Certificate of Deposits                             115       112
     Tenant security deposits                            518       512
     Capital expenditures account                      1,329       552
     Tax and insurance reserve                         1,953     2,465
     Lockbox                                             472       439
     Customer service reserve                              9        10
     Escrow fund                                         636       627
     Interest sinking                                  8,837     5,251
                                                      ------    ------
                                                    $ 13,869   $10,003
                                                      ======    ======
Real Estate Revenue Recognition

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

   Net capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized using the units of revenue method, whereby the provision is computed on the basis of current gross revenues from production in relation to future gross revenues, based on current prices, from estimated production of proved oil and gas reserves. Should the net capitalized costs net of related deferred income taxes exceed the estimated present value of oil and gas reserves discounted at 10% and adjusted for related income taxes, such excess costs would be charged to expense in the Consolidated Statements of Operations. As of March 31, 2000, no write down of the capitalized costs of oil and gas properties was deemed necessary.

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

Rental Property - Construction in Progress

   All costs associated with construction in progress are capitalized and subject to depreciation when each project is completed. Interest is capitalized for construction in progress. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life. In 2000 and 1999, no interest costs were capitalized.

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

Reclassifications

   Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

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

Income (loss) per share

   Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. For 2000 and 1999, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net income (loss) per share were the same.

Noncompete covenants

   Noncompete covenants are carried at cost less accumulated amortization. The covenants are being amortized over their contractual lives, generally three to five years.

Interim Financial Statements

   In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 2000 and 1999 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Report pursuant to the rules and regulations of the Securities and Exchange
Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1999 Form 10-K of the Company.

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

   SRH has a highly leveraged capital structure with, approximately, $32.1 million of cash interest and $55.3 million of principal due in 2000. Management is currently in the process of renegotiating the terms of SRH's various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

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

   Management recognizes a financial exposure that may require future expenditures presently existing for oil and gas properties and other operations. Other long-term liabilities at March 31, 2000 includes approximately $663,000 for estimated future remedial actions and cleanup costs. As of March 31, 2000, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, management does recognize that by the very nature of its business, significant costs could be incurred to bring the Company into total compliance. The amount of such future expenditures is not readily determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Company's properties. It is reasonably possible this estimate could change materially in the near term.

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

   Payments shall be made no later than five business days, after each quarterly floating price is determinable by NYMEX. The cost of the floor was approximately $638,000 and is amortized monthly as a reduction of oil and gas revenues. The carrying value of the floor is approximately $459,000 at March 31, 2000.

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

                                           For the Three Months
                                             Ended March 31,
                                               2000      1999
                                              -----     -----
                                              (in thousands)
                                               (unaudited)
Operating profit (loss)

  Oil and gas                                $ 5,837   $ 1,109
  Real estate                                  1,886     2,595
  Other and eliminations                       (231)        58
                                              ------    ------
                                             $ 7,492   $ 3,762
                                              ======    ======
Interest Expense

  Oil and gas                                $ 5,583   $ 5,527
  Real Estate                                  4,997     5,208
  Other and eliminations                        (10)      (47)
                                              ------    ------
                                             $10,570   $10,688
                                              ======    ======

Depreciation, depletion and amortization

  Oil and gas                                $ 1,731   $ 1,671
  Real Estate                                  1,139     1,024
  Other and eliminations                          40        49
                                              ------    ------
                                             $ 2,910   $ 2,744
                                              ======    ======

Capital expenditures

  Oil and gas properties                     $   987   $   271
  Oil and gas, other                              19        56
  Real estate                                  1,059       982
  Other                                           61        44
                                             -------   -------
                                             $ 2,126   $ 1,353
                                             =======   =======
Identifiable assets
  Oil and gas                                $107,102  $109,619
  Real estate                                148,500   149,516
  Other and eliminations                     (3,992)   (2,915)
                                             -------   -------
                                             $251,610  $256,220
                                             =======   =======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

6.  Long-term Debt

     Long-term debt consists of the following (in thousands):
                                                    March 31,December 31,
                                                    --------------------
                                                       2000      1999
                                                      -----     -----
     10.5% Senior Notes, interest payable semi-annually due
      October 15, 2004, net of discount of $1,091 and $1,487,
      respectively                                  $122,594  $160,598
     Revolving Loan Facility with variable rate interest,
      due December 2000.  Collateralized by oil and
      gas properties.                                 50,000    35,000
     Variable Rate Notes Payables:
     Notes payable due July 2001, accrued interest due and
      payable monthly at 7.1%, per annum with additional
      1% payable in cash or additional notes.
       Net  of  discount  of $778 and $944, respectively             16,645
15,883
     Notes payable due December 2001, accrued interest due and
      payable monthly at 7.1%, per annum with additional
      1.5% payable in cash or additional notes.
       Net  of  discount  of $2,222 and $2,556, respectively         26,076
25,298
     Notes payable due July 2002, interest at 8.5% minimum
      per annum, accrued interest due and payable monthly.
       Net  of  discount  of $3,785 and $4,229, respectively        103,172
101,835
     Other                                             8,311     8,469
                                                     -------   -------
                                                     326,798   347,083
     Less current maturities                          55,274    40,277
                                                     -------   -------
                                                    $271,524  $306,806
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

Variable Rate Notes Payable

   In June 1998, MRO N Cross, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $13.5 million, net of a $2 million discount, and $2.5 million. The $13.5 million note was used for the acquisition of rental property in the amount of $12.9 million with the remaining $600,000 to be used for capital improvements to the rental property purchased. The $2.5 million note is reserved for capital improvements to the rental property purchased of which $1.9 million has been utilized as of March 31, 2000. The notes are collateralized by the property purchased.

   In December 1998, MRO Commercial, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $21.7 million, net of a $4 million discount, and $9.7 million. The $21.7 million note was used for the acquisition of a retail shopping center and the funding of various escrow balances. The $9.7 million note is for capital improvements to the rental property purchased of which $2.2 million has been utilized as of March 31, 2000. The notes are collateralized by the property purchased.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

   In June 1999, MRO Southwest, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $97.5 million and $8.0 million, net of discounts of $5.3 million. Borrowings for both notes accrue interest in arrears at a rate per annum equal to the greater of 8.6% or LIBOR plus 360 basis points. The interest rate includes a servicing fee of
 .10%. Approximately $91.4 million of the $97.5 million note was used to retire existing debt on properties contributed to MRO Southwest by Red Oak, $1.5 million was deposited into various restricted cash accounts and the remaining proceeds were used for general corporate purposes. The $8.0 million  note  is  for  capital improvements to rental  property  and  $4.2
million   has  been  utilized  as  of  March  31,  2000.   The  notes   are
collateralized by the properties owned by MRO Southwest. The notes impose certain restrictive covenants including restrictions on the incurrence of additional indebtedness, dissolution, termination or liquidation of all or substantially all of the assets, changes in the legal structure of the assets, making any loans or advances to any third party and commingling its assets with the assets of any of its affiliates or of any other person or entity.

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

   In December of 1999, Southwest purchased approximately 19%, or approximately $37.9 million original face amount, of its 10.5% Senior Notes with the proceeds from the aforementioned Revolving Loan facility. Southwest paid approximately $22.0 million, including all fees, to purchase the 10.5% Senior Notes and wrote off approximately $980,000 of deferred loan issue costs and approximately $349,000 of the original issue discount to recognize a $14.5 million extraordinary gain on the purchase of the Notes. Southwest has not recorded any income tax benefits on continuing operations and therefore there is no income tax expense recognized on the extraordinary gain. The extraordinary gain per share is approximately $13.48.

   In January of 2000, Southwest purchased approximately 19%, or approximately $38.4 million original face amount, of its 10.5% Senior Notes with the proceeds from the aforementioned Revolving Loan facility. Southwest paid approximately $23.0 million, including all fees, to purchase the 10.5% Senior Notes and wrote off approximately $980,000 of deferred loan issue costs and approximately $349,000 of the original issue discount to recognize a $14.0 million extraordinary gain on the purchase of the Notes. Southwest has not recorded any income tax benefits on continuing operations and therefore there is no income tax expense recognized on the extraordinary gain. The extraordinary gain per share is approximately $13.01.

     Aggregate maturities of all long-term debt as of March 31, 2000 are as follows (in thousands):

     For the twelve
     months ended
     --------------
     March 31, 2001                                 $ 55,274
     March 31, 2002                                   42,807
     March 31, 2003                                  103,256
     March 31, 2004                                    1,579
     March 31, 2005                                  123,015
     Thereafter                                          867
                                                     -------
                                                    $326,798
                                                     =======

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

Results of Operations

Three Months Ended March 31, 2000 compared to Three Months Ended March  31,
1999

   The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:

                                     Three Months
                                        Ended
                                       March 31,    PercentageRevenue
                                    -------------    IncreaseIncrease
                                      2000    1999   (Decrease)(Decrease)
                                     -----   -----   -------------------
Production volumes:
  Oil and condensate (MBbls)          306       356  (14%) $   (1,297)
  Natural gas (MMcf)                1,195     1,152     4%     $   121

Average sales prices:
  Oil and condensate (per Bbl)      $26.01   $11.29   130%     $ 5,234
  Natural gas (per Mcf)             $2.75    $ 1.83    50%     $ 1,059

   Revenues. Revenues for the Company increased 33% to $19.4 million for the three months ended March 31, 2000 from 14.6 million for the same period in 1999.

   Oil and gas revenue increased 86% to $11.3 million for the three months ended March 31, 2000 from $6.1 million for the same period in 1999. The increase in oil and gas revenue is due primarily to increases in oil and gas prices, which were partially offset by decreases in oil production. Increases in oil and gas prices resulted in increased oil and gas revenues of approximately $6.3 million. Decreases in production offset the increase in prices by approximately $1.3 million.

   Oil and gas production decreased 9% or approximately 550 BOEPD, to 5,550 BOEPD for the three months ended March 31, 2000 from approximately 6,100 BOEPD for the same period in 1999. In an ongoing effort to increase the Company's cash position and reduce the number of high operating expense properties in its oil and gas portfolio, management has sold oil and gas properties for approximately $5.6 and $5.7 million in 1999 and 1998, respectively. The production decline resulting from oil and gas property sales was approximately 450 BOEPD, or approximately 7% of the total decline. The remainder of the production decline of approximately 2% is mostly results of natural decline. The average sales price per barrel of oil was $26.01 and the average sales price of natural gas was $2.75 per Mcf for the three months ended March 31, 2000, representing a 130% and 50% increase, respectively, compared to same period in 1999 sales price levels.

   Real estate revenues decreased 2% to $8.0 million for the three months ended March 31, 2000 from $8.2 million for the same period in 1999. Other operating revenues decreased 66% to $96,000 for the three months ended March 31, 2000 from $285,000 for the same period in 1999.

   Operating Expenses. Operating expenses, before general and administrative expense, impairment of oil and gas properties, depreciation, depletion and amortization, increased 14% to $8.3 million for the three months ended March 31, 2000 from $7.3 million for the same period in 1999.

   Oil and gas operating expense increased approximately 19% to $3.4 million for the three months ended March 31, 2000 from $2.9 million for the same period in 1999. Approximately 9% of the total increase is due primarily to increased production taxes associated with the 86% increase in oil and gas revenue as discussed above. The remaining 10% of the total increase is due to increased workover expense and repairs associated with bringing wells back on line which where deemed uneconomical due to the severely depressed oil and gas prices experienced during the three months ended March 31, 1999. The average operating expense increased 29% to $6.77 per BOE for the three months ended March 31,2000 from $5.24 per BOE during the same period in 1999.

   Real estate operating expense increased approximately 9% to $4.6 million for the three months ended March 31, 2000 from $4.2 million in 1999. The increase is due primarily to increase in property leasing commissions. Other operating expenses increased 55% to $330,000 for the three months ended March 31, 2000 from $213,000 for the same period in 1999.

   General and Administrative ("G&A") Expense. G&A expense for the Company decreased 10% to $705,000 for the three months ended March 31, 2000 from $787,000 for the same period in 1999. Oil and gas G&A expense decreased 26% to $343,000 for the three months ended March 31, 2000 from $463,000 for the same period in 1999. Oil and gas G&A expense averaged $.68 per BOE for the three months ended March 31, 2000, a 20% decrease compared to $.85 per BOE for the same period in 1999. The decline in oil and gas G&A is the result of a reduction in legal, accounting, professional fees and travel incurred during the three months ended March 31, 2000 as compared to the same period in 1999. The three months ended March 31, 1999 reflected larger expenditures in these areas due to management's evaluation of corporate strategies and alternatives in dealing with it's highly leveraged financial position and limited working capital during that period. Real estate G&A expense increased 15% to $415,000 for the three months ended March 31, 2000 from $360,000 for the same period in 1999. The increase in real estate G&A relates primarily to bonuses.

   Depreciation, Depletion and Amortization ("DD&A") Expense. DD&A expense for the Company increased 6% to $2.9 million for the three months ended March 31, 2000 from $2.7 million for the same period in 1999. Oil and gas DD&A expense increased 4% to $1.7 million for the three months ended March 31, 2000 from $1.7 million for the same period in 1999. Oil and gas depletion expense on a BOE basis, increased 14% to $3.20 per BOE for the three months ended March 31, 2000 from $2.81 per BOE for the same period in 1999. Real estate DD&A expense increased 11% to $1.1 million for the three months ended March 31, 2000 from $1.0 million for the same period in 1999 due to the impact of Capitalized improvements.

   Interest Expense. Interest expense for the Company decreased 1% to $10.6 million for the three months ended March 31, 2000 from $10.7 million for the same period in 1999. Oil and gas interest expense increased 1% to $5.6 million for the three months ended March 31, 2000 from $5.5 million for the same period in 1999. Real estate interest expense decreased 4% to $5.0 million for the three months ended March 31, 2000 from $5.2 million for the same period in 1999.

   Equity in Loss of Subsidiary. The Company's direct and indirect investment in Sierra upon recording its portion of Sierra's losses for the three months ended March 31, 1999 was reduced to zero. Therefore, according to General Accepted Accounting Principles, the equity method was suspended. The Company did not record their ownership percentage of Sierra's losses for the quarter ended March 31, 2000. If Sierra subsequently begins to report net income, the Company will resume applying the equity method only after its share of net income equals the share of net losses not recognized during the period the equity method is suspended. Equity in Loss of Subsidiary for the three months ended March 31, 1999 resulted in a charge of $931,000 of which, $744,000 was a non-cash charge for the impairment of the equity investment in Sierra. This amount relates to SRH's 39% direct and indirect investment in Sierra.

   Net Income (Loss). Due to the factors described above, net income for the Company increased 260% to $11.8 million for the three months ended March 31, 2000 from a net loss of $7.3 million for the same period in 1999. Oil and gas net income was approximately $14.6 million for the three months ended March 31, 2000 as compared to a net loss of $5.0 million for the same period in 1999. Included in the oil and gas net income for the three months ended March 31, 2000 is an extraordinary gain associated with the repurchase of approximately 19% of the original issue, $200 million face 10.5% senior notes issued in October of 1997, of approximately $14.0 million. Real estate net losses increased 9% to $2.8 million for the three months ended March 31, 2000 from $2.6 million for the same period in 1999.

Liquidity and Capital Resources

   Management is constantly monitoring the Company's cash position and its ability to meet its financial obligations as they become due, and in this effort, is exploring various strategies for addressing its current and future liquidity needs. During 1999 and 1998, for instance, Southwest sold $5.6 million and $5.7 million, respectively, of oil and gas properties in an ongoing effort to decrease its production costs and improve its cash position. In December 31, 1999 the Company also negotiated a $50 million revolving line of credit with BankOne Texas, N.A. the proceeds of which were used to purchase in December 1999 and January 2000, approximately $76.3 million of the 10.5% Senior Notes due 2004. As of March 31, 2000,
SRH's consolidated cash balance was approximately $19.7 million, of which $14.7 million was available to Southwest.

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

   SRH has a highly leveraged capital structure with, approximately $32.1 million of cash interest payments and $55.3 million of principal due in 2000. Management is currently in the process of renegotiating the terms of SRH's various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

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

Net Cash Provided by Operating Activities

  Cash  flows used in operating activities by the Company were $3.1 million
for  the  three  months  ended  March 31, 2000.   Cash  flows  provided  by
operating activities were $898,000 for the three months ended 1999.

  Net cash flows used in operating activities, for oil and gas operations, for the three months ended March 31, 2000, were approximately $1.4 million. Increased oil and gas revenues provided approximately $2.2 million in operating cash flows, but were offset by increases in restricted cash of approximately $3.6 million to satisfy interest sinking fund requirements.

  Net cash flows used in operating activities, for real estate operations, were approximately $1.7 million. The primary uses of funds were to pay down accounts payable and accrued expenses.

Net Cash Used in Investing Activities

  Cash flows used in investing activities by the Company were $1.6 million for the three months ended March 31, 2000 and $2.6 million for the comparable period in 1999.

  Net cash flows used in investing activities, for oil and gas operations, for the three months ended March 31, 2000, were approximately $830,000. Acquisitions of oil and gas properties and other plant, property and equipment, of approximately $1.0 million, were the primary uses of funds. Proceeds from the sale of oil and gas properties and other assets, of approximately $174,000, were the primary source of funds.

  Net cash flows used in investing activities, for real estate operations, for the three months ended March 31, 2000, were approximately $679,000. Increases in construction in progress of approximately $1.1 million and increases in restricted cash of approximately $271,000 where the primary uses of funds. Sale proceeds from the sale of real estate investments and other assets of approximately $651,000 were the primary source of funds.

Net Cash Provided by Financing Activities.

  Cash used by the Company's financing activities was approximately $6.4 million for the three months ended March 31, 2000. Cash provided by the Company's financing activities was approximately $2.7 million for the three months ended 1999.

  Cash used by financing activities for oil and gas operations for the three months ended March 31, 2000 were approximately $8.1 million. Proceeds from borrowings were $15.0 million and were used to partially fund the buy back of a portion of the 10.5% Senior Notes due 2004. Payments on debt and other long-term liabilities of approximately $23.1 million were the primary uses of funds.

  Cash provided by financing activities for real estate operations for the three months ended March 31, 2000 were approximately $1.6 million. Proceeds from borrowings were $1.9 million and were used to finance construction in progress. Payments on debt of $247,000 and dividends of $30,000 were the primary uses of funds.

  In January of 2000, Southwest drew down the remaining $15.0 million on the Revolving Loan Facility and applied the proceeds towards the purchase of an additional 19% or approximately $38.4 million original face amount of its 10.5% Senior Notes. Southwest paid approximately $23.0 million, including all fees, to purchase the 10.5% Senior Notes and wrote off an additional $980,000 of deferred loan issue costs and an additional $349,000 of the original issue discount to recognize an additional $14.0 million extraordinary gain on the purchase of the notes. Southwest has not recorded any income tax benefits on the continuing operations and therefore there is no income tax expense recognized on the extraordinary gain.

Other Issues

  The information included in "Other Issues" in Item 7 of SHR's 1999 Form 10-K regarding Information Systems for the year 2000 is incorporated herein by reference. As of March 31, 2000, there have been no material changes in SRH's Year 2000 disclosure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of SRH's 1999 Form 10-K is incorporated herein by reference. Such information includes a description of SHR's potential exposure to market risks, including commodity price risk and SHR's interest rate risk. As of March 31, 2000, there have been no material changes in SRH's market risk exposure from that disclosed in the 1999 Form 10-K.

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

                      Date: May 15, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                   DATE
  ---------                ------                  -----

  /s/ H.H. Wommack, III
  ----------------------   Chairman/President/     May 15, 2000
  H. H. Wommack, III       Chief Executive Officer

  /s/ J Steven Person
  ----------------------   Vice President, Marketing/
  J Steven Person          Chief Financial Officer May 15, 2000

  /s/ H. Allen Corey
  ----------------------
  H. Allen Corey           Director/Secretary      May 15, 2000

                                SIGNATURES
                  SOUTHWEST ROYALTIES HOLDINGS, INC.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SOUTHWEST ROYALTIES HOLDINGS, INC.

                      By:   /s/ H. H. Wommack, III
                            --------------------------------------
                            H.H. Wommack, III, Chairman, President,
                            and Chief Executive Officer

                      Date: May 15, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                   DATE
  ---------                ------                  -----

  /s/ H.H. Wommack, III
  ----------------------   Chairman/President/     May 15, 2000
  H. H. Wommack, III       Chief Executive Officer

  /s/ J Steven Person
  ----------------------   Vice President, Marketing/
  J Steven Person          Chief Financial Officer May 15, 2000

  /s/ H. Allen Corey
  ----------------------
  H. Allen Corey           Director/Secretary      May 15, 2000