Form 10-Q
period 2000-09-30
SOUTHWEST ROYALTIES HOLDINGS INC
filed 2000-11-14
CIK 1051111

1
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2000

     or

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


Number  of shares of common stock outstanding as of September 30, 2000  for
Southwest Royalties, Inc                                              100.
Number  of shares of common and redeemable common stock outstanding  as  of
September 30, 2000 for Southwest Royalties Holdings, Inc        1,075,534.

                         SOUTHWEST ROYALTIES, INC.

                    SOUTHWEST ROYALTIES HOLDINGS, INC.



                             TABLE OF CONTENTS


                    PART I - FINANCIAL INFORMATION Page

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 2000
          (unaudited) and December 31, 1999                3

          Consolidated Statements of Operations for the
          three and  nine months ended September 30, 2000
          and 1999 (unaudited)                             5

          Consolidated Statements of Cash Flows for the three
          and nine months ended September 30, 2000
          and 1999 (unaudited)                             7

          Notes to Consolidated Financial Statements       9


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations             22

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                     26

                        PART II - OTHER INFORMATION

Item 6.   Reports on Form 8-K and Exhibits                28

                      PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)

                                                September 30,December 31,
                                                     2000       1999
                                                 -----------------------
                                                 (unaudited)
ASSETS
---------------------------------------------------------
Current assets
  Cash and cash equivalents                       $ 17,630   $  16,983
  Restricted cash                                    5,943      10,003
  Accounts receivable, net of allowance of $558 and
   $440, respectively                               10,716       7,134
  Receivables from related parties                   1,664         836
  Other current assets                               2,355       1,179
                                                   -------     -------
     Total current assets                           38,308      36,135
                                                   -------     -------
Oil and gas properties, using the full cost
 method of accounting
  Proved                                           200,036     193,319
  Unproved                                           1,588       2,059
                                                   -------     -------
                                                   201,624     195,378
  Less accumulated depletion, depreciation and
   amortization                                    130,554     126,742
                                                   -------     -------
Oil and gas properties, net                         71,070      68,636
                                                   -------     -------
Rental property, net                               130,001     128,685
                                                   -------     -------
Rental property - construction in progress           5,391       3,984
                                                   -------     -------
Other property and equipment, net                    4,692       4,841
                                                   -------     -------
Other assets
  Real estate investments                            3,024       3,644
  Deferred debt costs, net of accumulated
   amortization of $4,908 and $2,005, respectively               7,762
13,816
  Noncompete covenants, net of accumulated
   amortization of $784 and $563, respectively         820       1,041
  Other, net                                         1,315       1,385
                                                   -------     -------
     Total other assets                             12,921      19,886
                                                   -------     -------
Total assets                                      $262,383   $ 262,167
                                                   =======     =======
                                                             (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)

                                                September 30,December 31,
                                                     2000       1999
                                                  --------- -----------
                                                 (unaudited)
LIABILITIES, MINORITY INTEREST, REDEEMABLE
COMMON STOCK AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------
Current liabilities
  Current maturities of long-term debt            $ 23,174   $  40,277
  Accounts payable                                   5,713       6,011
  Accounts payable to related parties                  884         867
  Accrued expenses                                   6,462       5,896
  Accrued interest payable                           7,772       4,774
                                                   -------     -------
     Total current liabilities                      44,005      57,825
                                                   -------     -------
Long-term debt                                     312,098     306,806
                                                   -------     -------
Other long-term liabilities                          1,671       1,220
                                                   -------     -------
Minority interest                                        -           8
                                                   -------     -------
Redeemable common stock of subsidiary                    -       1,228
                                                   -------     -------
Redeemable common stock - 129,046 shares issued              8,290
8,290
                                                   -------     -------
Stockholders' deficit
  Preferred stock - $1 par value; 5,000,000
   shares authorized; none issued                        -           -
  Common stock - $.10 par value; 5,000,000 shares
   authorized; 1,161,037 issued at September 30, 2000
   and December 31, 1999                               116         116
  Additional paid-in capital                         2,196       2,196
  Accumulated deficit                             (101,259)  (110,784)
  Note receivable from an officer and
   stockholder                                     (1,624)     (1,648)
  Less:  treasury stock - at cost; 214,549 shares at
   September 30, 2000 and 214,215 at December 31, 1999         (3,110)
(3,090)
                                                   -------     -------
     Total stockholders' deficit                  (103,681)  (113,210)
                                                   -------     -------
Total liabilities, minority interest, redeemable
  common stock and stockholders' deficit          $262,383   $ 262,167
                                                   =======     =======





           The accompanying notes are an integral part of these consolidated financial statements.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (unaudited)

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   ------------------  -----------------
                                     2000      1999      2000      1999
                                    ------    ------    ------    ------
Operating revenues
  Oil and gas                      $14,955   $ 8,115   $39,297   $21,169
  Real estate                        7,933     7,985    23,391    23,936
  Other                                118       599       291     1,107
                                    ------    ------    ------    ------
     Total operating revenues       23,006    16,699    62,979    46,212
                                    ------    ------    ------    ------
Operating expenses
  Oil and gas production             3,969     2,871    11,152     8,502
  Real estate                        4,558     4,741    13,714    13,493
  General and administrative, net of
   related party management and
   administrative fees of $798, $934,
   $2,467 and $2,625, respectively           1,242     651       3,243
2,132
  Depreciation, depletion and
   amortization                      2,644     1,837     7,825     7,123
  Other                                165       120       754       579
                                    ------    ------    ------    ------
     Total operating expenses       12,578    10,220    36,688    31,829
                                    ------    ------    ------    ------

Operating income                    10,428     6,479    26,291    14,383
                                    ------    ------    ------    ------
Other income (expense)
  Interest and dividend income         327       269       841       681
  Interest expense                 (10,922)  (10,277)  (32,398)  (31,340)
  Other                                405       286     1,030       431
                                    ------    ------    ------    ------
                                   (10,190)  (9,722)   (30,527)  (30,228)
                                    ------    ------    ------    ------

(continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   (in thousands, except per share data)
                                (unaudited)

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   -----------------   -----------------
                                     2000      1999      2000      1999
                                    ------    -----     -----     -----
Income (Loss) before income taxes,
   minority interest, equity
   loss and extraordinary item   $     238 $ (3,243) $ (4,236) $(15,845)
   Income tax benefit (provision)            -         -         -
-
                                   --------- --------- --------- ---------
Income (Loss) before minority interest,
   equity loss and extraordinary item            238   (3,243)   (4,236)
(15,845)
   Minority interest in subsidiaries,
     net of tax                       (33)      (67)     1,139         -
   Equity in loss in subsidiary
     and partnerships, net of tax            -         -         -
(931)
                                   --------- --------- --------- ---------
Income (Loss) before extraordinary
   item                                205   (3,310)   (3,097)   (16,776)
   Extraordinary gain (loss) from
     early extinguishment of debt            (1,374)       (5)    12,622
(1,598)
                                   --------- --------- --------- ---------
Net income (loss)                $ (1,169) $ (3,315) $   9,525 $(18,374)
                                   ========= ========= ========= =========

Income (Loss) per common share before
   extraordinary item            $     .19 $  (3.08) $   (2.88)        $
(15.60)
   Extraordinary gain (loss) from
     early extinguishment of debt            (1.27)    (.01)     11.74
(1.49)
                                   --------- --------- --------- ---------

Income (loss) per common share   $  (1.08) $  (3.09) $    8.86 $ (17.09)
                                   ========= ========= ========= =========
Weighted average shares outstanding          1,075,868 1,075,868 1,075,868
1,075,868
                                   ========= ========= ========= =========













           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   -----------------   -----------------
                                     2000      1999      2000      1999
                                    ------    -----     -----     -----
Cash flows from operating activities
  Net income (loss)                $(1,169)  $(3,315)  $ 9,525   $(18,374)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Depreciation, depletion and
   amortization                      2,644     1,837     7,825     7,123
  Noncash interest expense           2,314     1,708     7,492     4,218
  Extraordinary (gain) loss from early
   extinguishment of debt            1,374         5   (12,622)    1,598
  Gain on sale of assets             (208)     (194)     (456)     (196)
  Equity (income) loss of subsidiary
   and partnerships                      -         -         -       187
  Impairment of equity investment            -         -         -
744
  Other noncash items                  153        77       492       839
  Amortization of lease commissions               41         -       145
-
  Bad debt expense                     100       127       240       226
  Minority interest (income) loss
   of subsidiary                        33        67   (1,139)         -
  Changes in operating assets
   and liabilities -
   Accounts receivable             (2,178)     (498)   (4,664)   (1,432)
   Other current assets              (736)       197   (1,205)     (123)
   Accounts payable and accrued
     expenses                        2,153     1,374     (195)       703
   Changes in restricted cash        2,744         -     4,956         -
   Accrued interest payable          3,202     5,386     2,998     5,133
                                    ------    ------    ------    ------
Net cash provided by operating
  activities                        10,467     6,771    13,392       646
                                    ------    ------    ------    ------
Cash flows from investing activities
  Proceeds from sale of oil and
   gas properties                      162       328       498     5,533
  Purchase of oil and gas properties         (2,934)   (1,670)   (6,744)
(2,454)
  Purchase of other property and
   equipment and rental property             (2,120)   (1,940)   (6,419)
(4,413)
  Purchase of other assets           (586)     (106)     (622)     (563)
  Proceeds from sale of real estate
   investments                         410        17     1,053       631
  Proceeds from sale of other assets              27        24        46
366
  Proceeds from sale of other property
   equipment and rental property             7         2,268     87
3,336
  Purchase of real estate investments              -         -         -
(30)
                                                              (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                              (in thousands)
                                (unaudited)

                                   Three months ended  Nine months ended
                                     September 30,       September 30,
                                   -----------------   -----------------
                                     2000      1999      2000      1999
                                    ------    -----     -----     -----
  Change in restricted cash        $  (61)   $ (500)   $ (896)   $   408
  Other                                  8         7        24        23
                                    ------    ------    ------    ------
Net cash provided by (used in)
  investing activities             (5,087)   (1,572)   (12,973)    2,837
                                    ------    ------    ------    ------
Cash flows from financing activities
  Proceeds from borrowings          54,403     2,576    75,922   105,816
  Payments on debt                 (51,893)  (2,315)   (75,655)  (98,393)
  Increase (decrease) in other
   long-term liabilities               (2)         4      (47)      (28)
  Deferred debt cost               (1,264)       (5)   (1,395)   (4,078)
  Refund of debt issue costs         1,500         -     1,500         -
  Dividends paid to minority interest
   owners                             (30)      (30)      (90)      (91)
  Prepayment penalty on early
   extinguishment of debt                -         -         -     (875)
  Purchase of minority interest of
   subsidiary                          (8)         -       (8)         -
  Other                                  -       (1)         1         3
                                    ------    ------    ------    ------
Net cash provided by
  financing activities               2,706       229       228     2,354
                                    ------    ------    ------    ------
Net increase in
  unrestricted cash and cash
  equivalents                        8,086     5,428       647     5,837

Unrestricted cash and cash equivalents -
  beginning of period                9,544    14,210    16,983    13,801
                                    ------    ------    ------    ------
Unrestricted cash and cash equivalents -
  end of period                    $17,630   $19,638   $17,630   $19,638
                                    ======    ======    ======    ======

Non-cash investing and financing activities

  Deferred debt cost incurred      $ 1,000   $     -   $ 1,000   $     -
  Increase in other long-term
   liabilities associated with
   deferred debt costs             $   500   $     -   $   500   $     -
  Increase in accrued expenses
    associated with deferred debt costs       $   500   $     -    $    500
$ -

Supplemental disclosures of cash flow
 information

  Interest paid                    $ 5,693   $ 3,185   $21,908   $21,989


           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Business

  Southwest Royalties Holdings, Inc. ("SRH"), a Delaware corporation was formed in June 1997 to serve as a holding company for Southwest Royalties Inc. ("Southwest"), Basic Energy Service, Inc. ("Basic") and Midland Red Oak Realty, Inc. ("Red Oak") (collectively, the "Company"). Each shareholder of Southwest was issued one share in SRH for each share of Southwest stock held. Prior to the formation of SRH, Red Oak and Basic were subsidiaries of Southwest. Southwest paid a dividend of the shares it owned in Red Oak and Basic to SRH. After the formation of SRH, Southwest and Red Oak became subsidiaries of SRH and, as of July 1, 1997, Basic was deconsolidated. In May 2000, Basic changed its name from Sierra Well Services, Inc.

  Southwest is principally involved in the business of oil and gas development and production as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas acquisitions, exploration, development and production. Southwest is also the general partner of Southwest Partners II and III, which own common stock in Basic. Southwest sells its oil and gas production to a variety of purchasers, with the prices it receives being dependent upon oil and gas commodity prices. Red Oak is principally involved in real estate investment and development. Basic is principally involved in the business of oil and gas well services.

Principles of Consolidation

  The consolidated financial statements include the accounts of SRH and its subsidiaries. As of September 30, 2000, the Company owned approximately 100% of Southwest, 81% of Red Oak and 100% of Blue Heel. Blue Heel is a subsidiary of Southwest. Effective July 1, 1997, Basic was deconsolidated and is accounted for using the equity method. Effective November 1999, TPI was liquidated. Effective August 2000, Midland Southwest Software ("MSS") a software subsidiary was merged into Southwest. The consolidated financial statements include the Company's proportionate share of the assets, liabilities, income and expenses of oil and gas limited partnerships for which it serves as managing general partner. The Company accounts for its investments in Southwest Partners II and III using the equity method, as the Company exercises significant influence over the operations of these partnerships. All significant intercompany transactions have been eliminated.

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Restricted Cash

  Restricted cash represents amounts required to be reserved in separate accounts by financial lenders. The interest sinking fund is cash set aside to pay interest on 10.5% Senior Notes. Effective August 17, 2000, with the refinancing of the Revolving Line of Credit, the interest sinking fund is no longer required to be maintained.

  Restricted  cash  accounts  have  been  established  for  the   following
purposes (in thousands):
                                                  September 30,December 31,
                                                       2000        1999
                                                       ----        ----
     Cash bonds - Red Oak                           $      -   $     35
     Certificate of Deposits - Red Oak                   118        112
     Tenant security deposits - Red Oak                  528        512
     Capital expenditures account - Red Oak            1,448        552
     Tax and insurance reserve - Red Oak               2,533      2,465
     Lockbox - Red Oak                                   278        439
     Customer service reserve - Red Oak                    8         10
     Interest reserve - Red Oak                          281          -
     Escrow fund - Southwest                             749        627
     Interest sinking - Southwest                          -      5,251
                                                       -----     ------
                                                    $  5,943   $ 10,003
                                                       =====     ======
Real Estate Revenue Recognition

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

  Net capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized using the units of revenue method, whereby the provision is computed on the basis of current gross revenues from production in relation to future gross revenues, based on current prices, from estimated production of proved oil and gas reserves. Should the net capitalized costs net of related deferred income taxes exceed the estimated present value of oil and gas reserves discounted at 10% and adjusted for related income taxes, such excess costs would be charged to expense in the Consolidated Statements of Operations. As of September 30, 2000, no write down of the capitalized costs of oil and gas properties was deemed necessary.

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Income Taxes

  Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of tax benefits that may not be realized.

  SRH and its eligible subsidiaries file a consolidated U.S. federal income tax return. Basic (through June 30, 1997) and Red Oak are consolidated for financial reporting purposes, but beginning January 1, 1996, were not eligible to be included in the consolidated U.S. federal income tax return. Separate provisions for income taxes have been determined for these entities.

Reclassifications

  Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

Derivative Instruments and Hedging Activities

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which established standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS 133, as amended by SFAS 137, is required to be implemented for all fiscal quarters of all fiscal years beginning after June 15, 2000. Early adoption is permitted. Management has initiated the evaluation of the possible effects of SFAS 133 on the Company and continues to study the implications.

Income (loss) per share

  Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. For 2000 and 1999, the computation of diluted net income (loss) per share was antidilutive; therefore, the amounts reported for basic and diluted net income (loss) per share were the same.

Noncompete covenants

  Noncompete covenants are carried at cost less accumulated amortization. The covenants are being amortized over their contractual lives, generally three to five years.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Interim Financial Statements

  In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 2000 and 1999 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

  SRH has a highly leveraged capital structure with, approximately, $34.1 million of cash interest and $23.2 million of principal due within the next twelve months. Management is currently in the process of renegotiating the terms of SRH's various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

  There can be no assurance that SRH's continuing debt restructuring efforts will be successful or that the note holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional note holders, or possibly, agreements of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH. Under current circumstances, SRH's ability to continue as a going concern depends upon its ability to (1) successfully restructure its 10.5% Senior Notes and other obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If SRH is unsuccessful in its efforts, it may be unable to meet its debt obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

  Management recognizes a financial exposure that may require future expenditures presently existing for oil and gas properties and other operations. Other long-term liabilities at September 30, 2000 include approximately $663,000 for estimated future remedial actions and cleanup costs. As of September 30, 2000, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, management does recognize that by the very nature of its business, significant costs could be incurred to bring the Company into total compliance. The amount of such future expenditures is not readily determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Company's properties. It is reasonably possible this estimate could change materially in the near term.

  In the normal course of its business, the Company is subject to pending or threatened legal actions; in the opinion of management, any such matters will be resolved without material effect on the Company's operations, cash flows or financial position.

4. Commodity Hedging and Derivative Financial Instruments

  The Company, from time to time, uses option contracts to mitigate the volatility of price changes on commodities the Company produces and sells, as well as, to lock in prices to protect the economics related to certain capital projects.

  On December 30, 1999, Southwest entered into a basket revenue protection agreement, which provides the Company with an oil and gas revenue floor. The contract is for the period January 1, 2000 through December 31, 2000. The agreement is to be calculated on a calendar year quarter as disclosed in the following table based on NYMEX Natural Gas and NYMEX Crude Oil:

            Notional Volumes              Strike Prices
       -------------------------  -----------------------------
           Crude      Natural        Crude    Natural              Minimum
         Oil (bbl)  Gas (MMBtu)       Oil       Gas       Boe      Revenue
         ---------- -----------      -----    -------     ----     --------
Quarter 1 269,254      976,676     $  21.12  $   1.91  $  28.76  $7,552,096
Quarter 2 263,058      910,325     $  18.88  $   1.92  $  26.56  $6,714,359
Quarter 3 257,206      857,728     $  18.00  $   1.97  $  25.88  $6,319,432
Quarter 4 251,914      813,400     $  18.00  $   2.20  $  26.80  $6,323,932

  Payments shall be made no later than five business days, after each quarterly floating price is determinable by NYMEX. The cost of the floor was approximately $638,000 and is amortized monthly as a reduction of oil and gas revenues. The carrying value of the floor is approximately
$150,000 at September 30, 2000. The market value was approximately $160,000 at September 30, 2000.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

  On September 6, 2000, Southwest entered into a floor option, which provides the Company with a crude oil price floor. The contract is for the period January 1, 2001 through December 31, 2001. The option is for a notional amount of 1,100 BBls of oil a day at a floor price of $25, based on NYMEX Light Sweet Crude. The agreement is to be calculated on a monthly basis, with payments to be made no later than five business days, after calculating period. The cost of the floor was approximately $466,000. Carrying value approximates market value at September 30, 2000.

5.  Long-term Debt

  Long-term debt consists of the following (in thousands):
                                                 September 30,December 31,
                                                      2000        1999
                                                     -----       -----
     10.5% Senior Notes, interest payable semi-annually due
      October 15, 2004, net of discount of $995 and $1,487,
      respectively                                  $122,690  $160,598
     Revolving Loan Facility with variable rate interest,
      due August 2003. Collateralized by oil and gas
      properties.                                     50,000    35,000
     Variable Rate Notes Payables:
     Notes payable due July 2001, accrued interest due and
      payable monthly at 7.1%, per annum with additional
      1% payable in cash or additional notes.
       Net  of  discount  of $444 and $944, respectively             17,518
15,883
     Notes payable due December 2001, accrued interest due
      and payable monthly at 7.1%, per annum with additional
      1.5% payable in cash or additional notes.
       Net  of  discount  of $1,556 and $2,556, respectively         30,482
25,298
     Notes payable due July 2002, interest at 8.5% minimum
      per annum, accrued interest due and payable monthly.
       Net  of  discount  of $2,906 and $4,229, respectively        104,841
101,835
     Other                                             9,741     8,469
                                                     -------   -------
                                                     335,272   347,083
     Less current maturities                          23,174    40,277
                                                     -------   -------
                                                    $312,098  $306,806
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

Revolving Loan Facility

  In December 1999, Southwest entered into a Revolving Loan Facility with Bank One Texas, N.A., which provided a borrowing base of $50 million with a maturity date of December 29, 2000. Funds from the Revolving Loan Facility may be used for working capital and other general corporate purposes, including the repurchase of a portion of Southwest's outstanding 10.5% Senior Notes due 2004. Advances on the Revolving Loan Facility bear interest at the option of Southwest, based on the prime rate of Bank One Texas, N.A. (8.5% at December 31, 1999) plus one fourth of one percent (.25%), when the borrowing base usage is equal to or greater than 80% or zero percent (0%) when the borrowing base usage is less than 80% or, a Eurodollar rate (substantially equal to the London InterBank Offered Rate ("LIBOR")) plus 1.25% up to 2.0% based on the borrowing base usage percentage. The Revolving Loan Facility is secured by no less than 85% of Southwest's oil and gas properties. As of December 31, 1999 Southwest had drawn $35.0 million. The remaining $15.0 million was drawn in January 2000.

  The Revolving Loan Facility imposes certain limitations on the ability of Southwest to, among other things, incur additional indebtedness or issue disqualified capital stock, make payments in respect to capital stock, enter into transactions with affiliates, incur liens, sell assets, change the nature of its business, merge or consolidate with any other person and sell, lease, transfer or otherwise dispose of substantially all of its properties or assets. The Revolving Loan Facility required Southwest to establish a sinking fund account with an initial deposit of $3.5 million.
Southwest is to transfer monthly one-twelfth of the annual interest payments on the 10.5% Senior Notes beginning December 31, 1999 into this sinking fund account for the purpose of making interest payments on the 10.5% Senior Notes. Effective August 17, 2000, this Revolving Loan Facility was refinanced with a new lender under the Amended and Restated Loan and Security Agreement. The new lender continues to impose limitations on Southwest business operations, however, the sinking fund requirement was eliminated.

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

  Southwest Royalties, Inc., a wholly owned subsidiary of Southwest Royalties Holdings, Inc. successfully completed a refinancing of their Revolving Loan Facility in the amount of $50.0 million on August 17, 2000 with a new lender. The Amended and Restated Loan and Security Agreement allows for a prime rate of interest (based on the new lenders prime rates) plus one and one-half percent (1.5%). Southwest was able to extend the due date from December 29, 2000 to August 17, 2003. Southwest, in recording the refinancing of the Revolving Loan Facility, recorded an extraordinary loss from early extinquishment of debt in the amount of approximately $1.4 million.

Variable Rate Notes Payable

  In June 1998, MRO N Cross, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $13.5 million, net of a $2 million discount, and $2.5 million. The $13.5 million note was used for the acquisition of rental property in the amount of $12.9 million with the remaining $600,000 to be used for capital improvements to the rental property purchased. The $2.5 million note is reserved for capital improvements to the rental property purchased of which $2.4 million has been utilized as of September 30, 2000. The notes are collateralized by the property purchased.

  In December 1998, MRO Commercial, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $21.7 million, net of a $4 million discount, and $9.7 million. The $21.7 million note was used for the acquisition of a retail shopping center and the funding of various escrow balances. The $9.7 million note is for capital improvements to the rental property purchased of which $5.8 million has been utilized as of September 30, 2000. The notes are collateralized by the property purchased.

  In June 1999, MRO Southwest, Inc., a wholly owned subsidiary of Red Oak negotiated two notes payable in the amount of $97.5 million and $8.0 million, net of discounts of $5.3 million. Borrowings for both notes accrue interest in arrears at a rate per annum equal to the greater of 8.6% or LIBOR plus 360 basis points. The interest rate includes a servicing fee of
 .10%. Approximately $91.4 million of the $97.5 million note was used to retire existing debt on properties contributed to MRO Southwest by Red Oak, $1.5 million was deposited into various restricted cash accounts and the remaining proceeds were used for general corporate purposes. The $8.0 million  note  is  for  capital improvements to rental  property  and  $5.0
million  has  been  utilized  as of September  30,  2000.   The  notes  are
collateralized by the properties owned by MRO Southwest. The notes impose certain restrictive covenants including restrictions on the incurrence of additional indebtedness, dissolution, termination or liquidation of all or substantially all of the assets, changes in the legal structure of the assets, making any loans or advances to any third party and commingling its assets with the assets of any of its affiliates or of any other person or entity.

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

  In January of 2000, Southwest purchased approximately 19%, or approximately $38.4 million original face amount, of its 10.5% Senior Notes with the proceeds from the aforementioned Revolving Loan facility. Southwest paid approximately $23.0 million, including all fees, to purchase the 10.5% Senior Notes and wrote off approximately $980,000 of deferred loan issue costs and approximately $349,000 of the original issue discount to recognize a $14.1 million extraordinary gain on the purchase of the Notes. Southwest has not recorded any income tax provisions on continuing operations and therefore there is no income tax expense recognized on the extraordinary gain. The extraordinary gain per share is approximately $13.01.

  On August 17, 2000, Southwest refinanced their Revolving Loan Facility and recorded an extraordinary loss from early extinguishment of debt in the amount of approximately $1.4 million. Southwest has not recorded any income tax provisions on continuing operations and therefore, there is no income tax benefit recognized on the extraordinary loss. The extraordinary loss per share is approximately $(1.27).

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
                                                     -------
                                                    $347,083
                                                     =======

  Aggregate maturities of all long-term debt as of September 30, 2000 are as follows (in thousands):

     For the twelve
     months ended
     --------------
     September 30, 2001                             $ 23,174
     September 30, 2002                              135,802
     September 30, 2003                               52,282
     September 30, 2004                                   45
     September 30, 2005                              123,098
     Thereafter                                          871
                                                     -------
                                                    $335,272
                                                     =======
            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

                              Three months ended Nine months ended
                                September 30,      September 30,
                              ------------------ -----------------
                                 2000     1999      2000      1999
                                -----    -----     -----     -----
                                (in thousands)     (in thousands)
                                 (unaudited)        (unaudited)

 Operating Revenue
   Oil and gas              $  14,965   $ 8,644   $39,326   $21,726
   Real estate                  7,933     7,985    23,391    23,936
   Other and eliminations               108       70        262       550
                              -------    ------    ------    ------
                            $  23,006   $16,699   $62,979   $46,212
                              =======    ======    ======    ======
 Operating profit (loss)
   Oil and gas              $   9,074   $ 4,752   $22,351   $ 8,425
   Real estate                  1,785     1,699     4,918     5,918
   Other and eliminations               (431)     28        (978)     40
                              -------    ------    ------    ------
                            $  10,428   $ 6,479   $26,291   $14,383
                              =======    ======    ======    ======
 Interest Expense
   Oil and gas              $   5,528   $ 5,629   $16,837   $16,757
   Real Estate                  5,404     4,663    15,592    14,702
   Other and eliminations               (10)      (15)      (31)      (119)
                              -------    ------    ------    ------
                            $  10,922   $10,277   $32,398   $31,340
                              =======    ======    ======    ======

 Depreciation, depletion and
   amortization
   Oil and gas              $   1,394   $   697   $ 4,161   $ 3,676
   Real Estate                  1,222     1,127     3,555     3,349
   Other and eliminations               28        13        109       98
                              -------    ------    ------    ------
                            $   2,644   $ 1,837   $ 7,825   $ 7,123
                              =======    ======    ======    ======

 Capital expenditures
   Oil and gas properties           $   2,934 $   1,670 $   6,744 $   2,454
   Oil and gas, other             162        73       294       229
   Real Estate                  1,957     1,793     6,046     3,927
   Other and eliminations               1         74        79        257
                              -------    ------    ------    ------
                            $   5,054   $ 3,610   $13,163   $ 6,867
                              =======    ======    ======    ======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                           September 30, December 31,
                                                 2000         1999
                                              ----------   ----------
Identifiable assets
  Oil and gas                                 $ 111,481   $ 115,520
  Real estate                                   151,667     150,269
  Other and eliminations                          (765)     (3,622)
                                                -------     -------
                                              $ 262,383   $ 262,167
                                                =======     =======
7.   Related Party Transactions

   Southwest is the managing general partner for several public and private oil and gas limited partnerships, with an officer of Southwest also serving as a general partner for certain of the limited partnerships. As is usual in the oil and gas industry, the operator is paid an amount for administrative overhead attributable to operating such properties and management fees attributable to serving as managing general partner. As provided for in the partnership agreements, such amounts paid by the partnerships to Southwest approximated $798,000 and $934,000 for the three months ended September 30, 2000 and 1999 respectively and $2,467,000 and $2,625,000 for the nine months ended September 30, 2000 and 1999. In addition, Southwest and certain officers and employees may have an interest in some of the partnership properties.

    An affiliate of the company performs various oilfield services for limited partnerships managed by Southwest. Such services aggregated $57,000 and $105,000 for the three months ended September 30, 2000 and 1999 and $241,000 and $245,000 for the nine months ended September 30, 2000 and 1999. The same affiliate performed services for Southwest that aggregated approximately $62,000 and $76,000, for the three months ended September 30, 2000 and 1999 and $210,000 and $210,000 for the nine months ended September 30, 2000 and 1999. In August 2000, Southwest made a prepayment to the affiliate in the amount of $975,000 for oil and gas services to be provided in the future.

    On August 11, 2000, Southwest invested $100,000 in a Web-based company through a Private Placement Offering. Southwest holds 200,000 shares of Series A Preferred Stock. The President of the Web-based company is the brother of H.H. Wommack, III, President of Southwest.


8.  Subsequent Events

   On October 11, 2000, Southwest entered into a floor option, which provides the Company with a crude oil price floor. The contract is for the period January 1, 2001 through December 31, 2001. The option is for a notional amount of 500 BBls of oil a day at a floor price of $27, based on NYMEX Light Sweet Crude. The cost of the floor was approximately $224,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  Southwest Royalties Holdings, Inc., a Delaware corporation, was formed in 1997 to serve as a holding company for Southwest Royalties, Inc., Basic Energy Services, Inc. and Midland Red Oak Realty, Inc. SRH is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties, primarily in the Permian Basin of West Texas and southeastern New Mexico, through its wholly-owned subsidiary, Southwest. Since 1983, Southwest has grown primarily through selective acquisitions of producing oil and gas properties, both directly and through the oil and gas partnerships it manages. SRH also participates in the well servicing industry through its affiliate, Basic, and owns and manages real estate properties through its subsidiary, Red Oak. In May 2000, Basic changed its name from Sierra Well Service, Inc.

Results of Operations

Three months and nine months ended September 30, 2000 compared to three months and nine months September 30, 1999

  The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:
                                 Three months ended  Nine months ended
                                   September 30,       September 30,
                                ------------------- -------------------
                                  2000       1999     2000       1999
                                 -----      -----    -----      -----
                                   (in thousands)      (in thousands)
                                    (unaudited)         (unaudited)
Production volumes:
      Oil and condensate (MBbls)               312       325       928
1,013
      Natural gas (MMcf)           1,213     1,056     3,605     3,195
Average sales prices:
      Oil and condensate (per Bbl)           30.36  $  17.42  $  27.85
$     14.47
      Natural gas (per Mcf)         4.37  $   2.27  $   3.64  $   2.01

  Revenues. Revenues for the Company increased 38% to $23.0 million for the three months ended September 30, 2000 and 36% to $63.0 million for the nine months ended September 30, 2000, as compared to $16.7 million and $46.2 million for the same periods in 1999.

  Oil and gas revenues increased 84% to $15.0 million for the three months ended September 30, 2000 and 86% to $39.3 million for the nine months ended September 30, 2000, as compared to $8.1 million and $21.2 million for the same periods in 1999. The increase in oil and gas revenue is due primarily to increases in oil and gas prices.

  Oil and gas production increased 2%, to 5,590 BOEPD for the three months ended September 30, 2000 and decreased 1%, or approximately 82 BOEPD, to 5,580 BOEPD for the nine months ended September 30, 2000 as compared to the same periods in 1999. In an ongoing effort to increase the Company's cash position and/or reduce the number of high operating expense properties in its oil and gas portfolio, management has sold oil and gas properties for approximately $498,000 and $5.5 million in the nine months ended September 30, 2000 and 1999, respectively. The increase in production for the three months ended September 30, 2000 represented an increase of approximately 7% net of a decline from oil and gas property sales of approximately 5% or 280 BOEPD. The decrease in production for the nine months ended September 30, 2000 is primarily due to oil and gas property sales which resulted in production declines of approximately 359 BOEPD, or approximately 6% and is partially offset by increased production of approximately 5% or 277 BOEPD on the remaining oil and gas properties.

  Real estate revenues decreased 1% to $7.9 million for the three months ended September 30, 2000 and 2% to $23.4 million for the nine months ended September 30, 2000, as compared to $8.0 million and $23.9 million for the same periods in 1999.

  Operating    Expenses.   Operating   expenses,   before    general    and
administrative expense, impairment of oil and gas properties and depreciation, depletion and amortization, increased 12% to $8.7 million for the three months ended September 30, 2000 and 13% to $25.6 million for the nine months ended September 30, 2000, as compared to $7.7 million and $22.6 million for the same periods in 1999.

  Oil and gas operating expense increased approximately 38% to $4.0 million for the three months ended September 30, 2000 and approximately 31% to $11.2 million for the nine months ended September 30, 2000, as compared to $2.9 million and $8.5 million for the same periods in 1999. The increase in oil and gas operating expenses for the three and nine months periods ended September 30, 2000 is due primarily to increased production taxes, associated with the 84% and 86% increase in oil and gas revenue as discussed above, and increased workover expense and repairs associated with bringing wells back on line, which were deemed uneconomical due to depressed oil and gas prices experienced during a portion of the nine months ended September 30, 1999. The average operating expense increased 34% to $7.72 per BOE for the three months ended September 30, 2000 and 32% to $7.29 per BOE for the nine months ended September 30, 2000 from $5.73 and $5.50 per BOE for the same periods in 1999.

  Real estate operating expense decreased 4% to $4.6 million for the three months ended September 30, 2000 and increased 1% to $13.7 million for the nine months ended September 30, 2000, as compared to $4.7 million and $13.5 million for the same periods in 1999.

  General and Administrative ("G&A") Expense. G&A expense for the Company increased 91% to $1.2 million for the three months ended September 30, 2000 and approximately 52% to $3.2 million for the nine months ended September 30, 2000, as compared to $651,000 and $2.1 million for the same periods in 1999.

  Oil and gas G&A expense increased 63% to $528,000 for the three months ended September 30, 2000 and 48% to $1.7 million for the nine months ended September 30, 2000, as compared to $324,000 and $1.1 million for the same periods in 1999. Oil and gas G&A expense per BOE increased 58% to $1.03 for the three months ended September 30, 2000 and 45% to $1.09 per BOE for the nine months ended September 30, 2000, as compared to $.65 per BOE and $.73 per BOE for the same periods in 1999. The increase in oil and gas G&A expense for the three months ended September 30, 2000 is due primarily to salary increases, bonuses, and certain health insurance claims pertaining to the Company's partially self insured insurance structure as well as legal and professional fees associated with managements evaluation of corporate strategies and options for dealing with its highly leverage structure. Increases in oil and gas G&A expense for the nine months ended September 30, 2000 are primarily due to salary increases, bonuses, and certain health insurance claims pertaining to the Company's partially self insured insurance structure.

  Real estate G&A expense decreased 5% to $368,000 for the three months ended September 30, 2000 and increased 6% to $1.2 million for the nine months ended September 30, 2000, as compared to $388,000 and $1.1 million for the same periods in 1999.

  Depreciation, Depletion and Amortization ("DD&A") Expense. DD&A expense for the Company increased 44% to $2.6 million for the three months ended September 30, 2000 and 10% to $7.8 million for the nine months ended September 30, 2000, as compared to $1.8 million and $7.1 million for the same periods in 1999.

  Oil and gas DD&A increased 100% to $1.4 million for the three months ended September 30, 2000 and 13% to $4.2 million for the nine months ended September 30, 2000, as compared to $697,000 and $3.7 million for the same periods in 1999. Oil and gas depletion expense on a BOE basis, increased 112% to $2.47 per BOE for the three months ended September 30, 2000 and 16% to $2.49 per BOE for the nine months ended September 30, 2000, as compared to $1.16 per BOE and $2.14 per BOE for the same periods in 1999. The increase is due to higher and more stable commodity prices experienced during the three and nine months ended September 30, 2000 as compared to the same periods in 1999 and an increase in the Company's oil and gas property basis due to acquisitions and developmental drilling performed in late 1999 and throughout 2000.

  Real estate DD&A expense increased 8% to $1.2 million for the three months ended September 30, 2000 and increased 6% to $3.6 million for the nine months ended September 30, 2000, as compared to $1.1 million and $3.3 million for the same periods in 1999. The increase in DD&A expense for the three and nine months ended September 30, 2000 is due to the impact of capitalized improvements.

  Interest Expense. Interest expense for the Company increased 6% to 10.9 million for the three months ended September 30, 2000 and 3% to and $32.4 million for the nine months ended September 30, 2000, as compared to $10.3 million and $31.3 million for the same periods in 1999.

  Oil and gas interest expense decreased 2% to $5.5 million for the three months ended September 30, 2000 and remained unchanged at $16.8 million for the nine months ended September 30, 2000, as compared to $5.6 million and $16.8 million for the same periods in 1999.

  Real estate interest expense increased 16% to $5.4 million for the three months ended September 30, 2000 and 6% to $15.6 million for the nine months ended September 30, 2000, as compared to $4.7 million and $14.7 million for the same periods in 1999. The increase in interest expense for the three and nine months ended September 30, 2000 is due to increased borrowings to fund capital improvements and working capital.

  Equity Loss in Partnership. The Company's direct and indirect investment in Basic upon recording its portion of Basic's losses for the three months ended March 31, 1999 was reduced to zero. Therefore, according to General Accepted Accounting Principles, the equity method was suspended. The Company did not record their ownership percentage of Basic's losses for the nine months ended September 30, 2000. If Basic subsequently begins to report net income, the Company will resume applying the equity method only after its share of net income equals the share of net losses not recognized during the period the equity method is suspended.

  Net Income (Loss). Due to the factors described above, net (loss) for the Company decreased 65% to $1.2 million for the three months ended September 30, 2000 and 152% to net income of $9.5 million for the nine months ended September 30, 2000, as compared to a net loss of $3.3 million and $18.4 million for the same periods in 1999. Oil and gas net income increased 558% to $2.5 million for the three months ended September 30,
2000 and 336% to $19.0 million for the nine months ended September 30, 2000, as compared to a net loss of $538,000 and $8.0 million for the same periods in 1999. Included in the oil and gas net income for the three months ended September 30, 2000, is an extraordinary loss of $1.4 million from early extinguishment of debt. Included in oil and gas net income for the nine months ended September 30, 2000 is an extraordinary gain of approximately $12.7 million. The extraordinary gain is comprised of a gain associated with the repurchase of approximately 19% of the original issue, $200 million face 10.5% Senior Notes issued in October 1997, of approximately $14.1 million and a loss of approximately $1.4 million associated with the early extinguishment of debt upon the refinancing of the Company's Revolving Loan Facility in the amount of $50.0 million on August 17, 2000 with a new lender. Real estate net losses increased 24% to $3.2 million for the three months ended September 30, 2000 and decreased 1% to $9.5 million for the nine months ended September 30, 2000 as compared $2.5 million and $9.6 million for the same periods in 1999.

Liquidity and Capital Resources

  Management is constantly monitoring the Company's cash position and its ability to meet its financial obligations as they become due, and in this effort, is exploring various strategies for addressing its current and future liquidity needs. During 1999 and 1998, for instance, Southwest sold $5.6 million and $5.7 million, respectively, of oil and gas properties in an ongoing effort to decrease its production costs and improve its cash position. In December 31, 1999 the Company also negotiated a $50 million Revolving Line Facility with BankOne Texas, N.A. the proceeds of which were used to purchase in December 1999 and January 2000, approximately $76.3 million of the 10.5% Senior Notes due 2004. On August 17, 2000, the
Company refinanced the Revolving Loan Facility with a new lender and extended the maturity date out until August 17, 2003. As of September 30, 2000, the Company's consolidated cash balance was approximately $23.6 million, of which $17.6 million was unrestricted.

  SRH financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should SRH be unable to continue as a going concern.

  SRH has a highly leveraged capital structure with, approximately, $34.1 million of cash interest and $23.2 million of principal due within the next twelve months. Management is currently in the process of renegotiating the terms of SRH's various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

  There can be no assurance that SRH's continuing debt restructuring efforts will be successful or that the note holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional note holders, or possibly, agreements of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH. Under current circumstances, SRH's ability to continue as a going concern depends upon its ability to (1) successfully restructure its 10.5% Senior Notes and other obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If SRH is unsuccessful in its efforts, it may be unable to meet its debt obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

Net Cash Provided by Operating Activities

  Net cash provided by operating activities was $10.5 million and $13.4 million for the three and nine months ended September 30, 2000, respectively, as compared to net cash provided by operating activities of $6.8 million and $646,000 for the same periods in 1999. The increase in cash provided by operating activities, is primarily attributable to increased oil and gas commodity prices.

Net Cash Provided by (Used in) Investing Activities

  Net cash provided by (used in) investing activities by the Company were $(5.1) million and $(13.0) million for the three and nine months ended September 30, 2000, as compared to net cash provided by (used in) investing activities of $(1.6) million and $2.8 million for the comparable periods in 1999. Purchase of oil and gas properties as well as capital improvements to Real Estate holdings were the primary uses of funds in 2000. Oil and gas property sales were the primary source of funds in 1999 while Real Estate investment sales were the primary source of funds in 2000.

  SRH has tentatively budgeted $3.0 million, for the remainder of 2000, in capital expenditures at Southwest for oil and gas development projects. This budget is subject to change based on financial strategies currently being developed, including hedging strategies, divestitures and debt restructuring, as well as the level of oil and gas prices in the future.

Net Cash Provided by Financing Activities.

  Net cash provided by the Company's financing activities was $2.7 million and $228,000 for the three and nine months ended September 30, 2000 and $229,000 and $2.4 million for the same periods in 1999, respectively. For the three months ended September 30, 2000, proceeds from borrowings were $54.4 million and were primarily used to refinance Southwest's Revolving Loan Facility and fund capital improvements and working capital at Red Oak. For the nine months ended September 30, 2000, proceeds from borrowings were $75.9 million and were primarily used to fund the buy back of a portion of the 10.5% Senior notes due 2004, as well as refinance Southwest's Revolving Loan Facility and fund capital improvements and working capital at Red Oak.

Other Issues

  The information included in "Other Issues" in Item 7 of SHR's 1999 Form 10-K regarding Information Systems for the year 2000 is incorporated herein by reference. As of September 30, 2000, there have been no material changes in SRH's Year 2000 disclosure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The following quantitative and qualitative information is provided about financial instruments to which the Company is a party as of September 30, 2000, and from which the Company may incur future earnings gains or losses from changes in market interest rates or commodity prices.

Quantitative Disclosures

     Interest rate sensitivity. The following table provides information about the Company's debt obligations, which are sensitive to changes in interest rates. The table presents cash maturities by expected maturity dates together with the weighted average interest rates expected to be paid on the debt, given current contractual terms and market conditions. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company is obligated to periodically pay on the debt; for variable rate debt, the average interest rate represents the average rates being paid on the debt at September 30, 2000.


                                      As of September 30, 2000
                        2001    2002   2003  2004  2005Thereafter     Total
Fair Value
                        ----    ----   ----  ----  --------------     -----
----------
Total Debt
  maturities           $23,174     $ 135,802  $  52,282  $45 $123,098     $
871                 $ 335,272     $ 314,004
Fixed rate debt       $4,044 $  428 $ 698  $19  $122,707  $ 871  $  128,767
$             107,499
Weighted average
  interest rate        10.48%        10.48% 10.48%      10.48%       10.48%
8.04%
Variable rate debt    $19,130     $ 135,374  $  51,584  $26 $  391   $    -
$             206,505 $206,505
Average interest rate        10.43%  10.43%     10.97% 10.50%        10.50%
-%

      Commodity price sensitivity. See Notes 1 and 4 of Notes to Consolidated Financial Statements included in "Item 1. Consolidated Financial Statements" for a description of the accounting procedures followed by SRH relative to hedge derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instrument which is sensitive to changes in natural gas and crude oil commodity prices.

  On December 30, 1999, Southwest entered into a basket revenue protection agreement, which provides the Company with an oil and gas revenue floor. The contract is for the period January 1, 2000 through December 31, 2000. The agreement is to be calculated on a calendar year quarter as disclosed in the following table based on NYMEX Natural Gas and NYMEX Crude Oil:

            Notional Volumes              Strike Prices
       -------------------------  -----------------------------
           Crude      Natural        Crude    Natural              Minimum
         Oil (bbl)  Gas (MMBtu)       Oil       Gas       Boe      Revenue
         ---------- -----------      -----    -------     ----     --------
Quarter 1 269,254      976,676     $  21.12  $   1.91  $  28.76  $7,552,096
Quarter 2 263,058      910,325     $  18.88  $   1.92  $  26.56  $6,714,359
Quarter 3 257,206      857,728     $  18.00  $   1.97  $  25.88  $6,319,432
Quarter 4 251,914      813,400     $  18.00  $   2.20  $  26.80  $6,323,932

     Payments shall be made no later than five business days, after each quarterly floating price is determinable by NYMEX. The cost of the floor was approximately $638,000 and is amortized monthly as a reduction of oil and gas revenues. The carrying value of the floor is approximately $150,000 at September 30, 2000.

     On September 6, 2000, Southwest entered into a floor option, which provides the Company with a crude oil revenue floor. The contract period begins on January 1, 2001 ending on December 31, 2001. The option is for a notional amount of 1,100 BBls of oil a day at a floor price of $25. The agreement is to be calculated on a monthly basis, with payments to be made no later than five business days, after calculating period. The cost of the floor was approximately $466,000.

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

     As of September 30, 2000, the Company's primary risk exposures associated with financial instruments to which it is a party include natural gas and crude oil price volatility and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 1999.

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

                      Date: November 14, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 ----

  /s/ H.H. Wommack, III
  ---------------------------
  H. H. Wommack, III       Chairman/President/
                           Chief Executive Officer    November 14, 2000

  /s/ Bill E. Coggin
  ---------------------------
  Bill E. Coggin           Vice President/Chief
                           Financial Officer     November 14, 2000

  /s/ H. Allen Corey
  ---------------------------
  H. Allen Corey           Director/Secretary    November 14, 2000

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

                      Date: November 14, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                 DATE
  ---------                -----                 -----

  /s/ H.H. Wommack, III
  ---------------------------
  H. H. Wommack, III       Chairman/President/
                           Chief Executive Officer    November 14, 2000

  /s/ Bill E. Coggin
  ---------------------------
  Bill E. Coggin           Vice President/Chief
                           Financial Officer     November 14, 2000

  /s/ H. Allen Corey
  ---------------------------
  H. Allen Corey           Director/Secretary    November 14, 2000