Form 10-Q
period 2001-03-31
SOUTHWEST ROYALTIES HOLDINGS INC
filed 2001-05-15
CIK 1051111

4
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

     or

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

     Delaware                           Delaware
     (State or Other                         State or Other
     Jurisdiction of                         (Jurisdiction of
     Incorporation or Organization)          Incorporation or Organization)

     75-1917432                              75-2724264
     (I.R.S. Employer                        (I.R.S. Employer
     Identification Number)             Identification Number)

     407 North Big Spring, Suite 300
     Midland, Texas                          79701
     (Address of Principal Executive Offices)     (Zip Code)

Registrants' Telephone Number, Including Area Code:  (915) 686-9927

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

Number  of  shares  of common stock outstanding as of March  31,  2001  for
Southwest Royalties, Inc                                     100
Number  of  shares  of common stock outstanding as of March  31,  2001  for
Southwest Royalties Holdings, Inc.                      1,075,534

                         SOUTHWEST ROYALTIES, INC.

                    SOUTHWEST ROYALTIES HOLDINGS, INC.



                             TABLE OF CONTENTS




               PART I - FINANCIAL INFORMATION             Page

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets as of March 31, 2001 (unaudited)
          and December 31, 2000                             3

       Consolidated Statements of Operations for the three months
          ended March 31, 2001 and 2000 (unaudited)         5

       Consolidated Statements of Cash Flows for the three months
          ended March 31, 2001 and 2000 (unaudited)         6

       Notes to Consolidated Financial Statements          8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                        16

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                      20

                PART II - OTHER INFORMATION

Item 6.                  Exhibits and Reports on Form 8-K        20

                      PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                            March 31,December 31,
                                               2001      2000
                                             -------------------
                                           (unaudited)
ASSETS
---------------------------------------------------
Current assets
  Cash and cash equivalents                  $15,618   $17,217
  Restricted cash                              3,639     4,558
  Accounts receivable, net of allowance of
   $646 and $559, respectively                11,924    10,302
  Receivables from related parties             2,158     1,941
  Other current assets                         2,956     3,166
                                             -------   -------
     Total current assets                     36,295    37,184
                                             -------   -------

Oil and gas properties, using the full cost
 method of accounting
  Proved                                     214,343   204,751
  Unproved                                       648       625
                                             -------   -------
                                             214,991   205,376
  Less accumulated depletion, depreciation
   and amortization                          133,943   131,734
                                             -------   -------
     Oil and gas properties, net              81,048    73,642
                                             -------   -------
Rental property, net                         132,395   133,385
                                             -------   -------
Rental property - construction in progress             3,902     2,926
                                             -------   -------
Other property and equipment, net              4,560     4,612
                                             -------   -------
Other assets
  Real estate investments                      2,771     3,024
  Deferred debt costs, net of accumulated
   amortization of $6,485 and $5,698, respectively     6,253     7,043
  Noncompete covenants, net of accumulated
   amortization of $966 and $877, respectively           1,695        727
  Other, net                                   1,285     1,258
                                             -------   -------
     Total other assets                       12,004    12,052
                                             -------   -------
Total assets                                 $270,204  $263,801
                                             =======   =======
                                                    (continued)







           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                     (in thousands, except share data)

                                            March 31,December 31,
                                               2001      2000
                                             -------------------
                                           (unaudited)
LIABILITIES, REDEEMABLE COMMON STOCK
 AND STOCKHOLDERS' EQUITY
---------------------------------------------------------
Current liabilities
  Current maturities of long-term debt       $58,633   $56,231
  Accounts payable                             5,514     7,045
  Accounts payable to related parties          1,792     1,543
  Accrued expenses                             5,696     6,477
  Accrued interest payable                     7,685     4,612
                                             -------   -------
     Total current liabilities                79,320    75,908
                                             -------   -------
Long-term debt                               282,332   281,034
                                             -------   -------
Other long-term liabilities                    1,679     1,645
                                             -------   -------
Redeemable common stock - 129,046 shares issued          8,290        8,290
                                             -------   -------
Stockholders' equity
  Preferred stock - $1 par value; 5,000,000
   shares authorized; none issued                  -         -
  Common stock - $.10 par value; 5,000,000 shares
   authorized; 1,161,037 issued at March 31, 2001
   and December 31, 2000                         116       116
  Additional paid-in capital                   2,196     2,196
  Accumulated deficit                        (99,816)  (100,662)
  Accumulated other comprehensive income:
   Transition adjustment on implementation of
   SFAS 133 net of accumulated amortization
   of $226 and none, respectively                804         -
  Note receivable from an officer and stockholder      (1,607)
(1,616)
  Less:  treasury stock - at cost; 214,549 shares
   at March 31, 2001 and December 31, 2000             (3,110)
(3,110)
                                             -------   -------
     Total stockholders' deficit             (101,417) (103,076)
                                             -------   -------
Total liabilities, redeemable common stock
 and stockholders' equity                    $270,204  263,801
                                             =======   =======















           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (unaudited)

                                            For the three months
                                              ended March 31,
                                          ------------------------
                                               2001      2000
                                              -----     -----
Operating revenues
  Oil and gas                              $  17,032 $  11,319
  Real estate                                  8,078     8,014
  Other                                           86        96
                                             --------- ---------
     Total operating revenues                 25,196    19,429
                                             --------- ---------
Operating expenses
  Oil and gas production                       4,252     3,418
  Real estate                                  4,246     4,574
  General and administrative, net of related
   party management and administrative fees of
   $779 and $848, respectively                   904       705
  Depreciation, depletion and amortization             3,821     2,910
  Other                                           77       330
                                             --------- ---------
     Total operating expenses                 13,300    11,937
                                             --------- ---------
Operating income                              11,896     7,492
                                             --------- ---------
Other income (expense)
  Interest and dividend income                   291       249
  Interest expense                           (10,145)  (10,570)
  Other                                      (1,166)       260
                                             --------- ---------
                                             (11,020)  (10,061)
                                             --------- ---------
Income (loss) before income taxes, minority interest
  and extraordinary item                         876   (2,569)
  Income tax benefit (provision)                   -         -
                                             --------- ---------
Income (loss) before minority interest
  and extraordinary item                         876   (2,569)
  Minority interest in subsidiaries, net of tax           (30)        362
                                             --------- ---------
Income (loss) before extraordinary item          846   (2,207)
Extraordinary gain from early extinguishment
  of debt                                          -    13,996
                                             --------- ---------
Net income                                 $     846 $  11,789
                                             ========= =========
Income (loss) per common share
  Income (loss) per common share before
   extraordinary item                      $      .79      $     (2.05)
  Extraordinary gain per common share from early
   extinguishment of debt                         -       13.00
                                             --------- ---------
Income per common share                    $      .79      $     10.95
                                           =========   =========
Weighted average shares outstanding        1,075,534   1,075,868
                                           =========   =========

           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                            For the three months
                                              ended March 31,
                                               2001      2000
                                              -----     -----
Cash flows from operating activities
  Net income                                 $   846   $11,789
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
  Depreciation, depletion and amortization             3,821     2,910
  Noncash interest expense                     1,786     2,741
  Noncash amortization of unrealized gain      (226)         -
  Noncash unrealized loss on oil and gas hedges          1,332        -
  Extraordinary gain from early extinguishment
   of debt                                         -   (13,996)
  Gain on sale of assets                         104     (240)
  Other noncash items                              -       179
  Amortization of lease commissions               42        51
  Bad debt expense                                87       105
  Minority interest in loss of subsidiary          -     (362)
  Changes in operating assets and liabilities-
   Accounts receivable                       (1,926)     (925)
   Other current assets                          358      (83)
   Accounts payable and accrued expenses     (2,063)   (3,962)
   Change in restricted cash                     218   (3,595)
   Accrued interest payable                    3,073     2,308
                                             --------  -------
Net cash provided by (used in) operating
  activities                                   7,452   (3,080)
                                             --------  -------
Cash flows from investing activities
  Proceeds from sale of oil and gas properties              10        154
  Purchase of oil and gas properties         (9,625)     (987)
  Purchase of other property and equipment and
   rental property                             (455)      (81)
  Increase in construction in progress         (976)   (1,058)
  Purchase of other assets                     (821)      (22)
  Proceeds from sale of other assets              19        17
  Proceeds from sale of real estate investments            145        643
  Proceeds from sale of other property and
   equipment                                       5         1
  Change in restricted cash                      701     (271)
  Other                                            9         8
                                             --------  -------
Net cash used in investing activities        (10,988)  (1,596)
                                             --------  -------
                                                       (continued)

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES

                              (in thousands)
                                (unaudited)

                                            For the three months
                                              ended March 31,
                                               2001      2000
                                              -----     -----
Cash flows from financing activities
  Proceeds from borrowings                     2,234    16,914
  Payments on debt                             (324)   (23,285)
  Change in other long-term liabilities           34      (24)
  Deferred debt cost                             (7)       (5)
  Dividends paid to minority interest owners           -         (30)
                                             --------  -------
Net cash (used in) provided by financing
  activities                                   1,937   (6,430)
                                             --------  -------
Net decrease in unrestricted cash
  and cash equivalents                       (1,599)   (11,106)

Unrestricted cash and cash equivalents -
  beginning of period                         17,217    16,983
                                             --------  -------
Unrestricted cash and cash equivalents -
  end of period                              $15,618   $ 5,877
                                             ========  =======

Non-cash investing and financing activities
  Unrealized gain on oil and gas commodity
   hedges-taken to other comprehensive income          $ 1,030   $    -
  Note payable issued to fund non-compete
   agreement                                 $   800   $     -

Supplemental disclosures of cash flow information
  Interest paid                              $ 5,286   $ 5,521


























           The accompanying notes are an integral part of these consolidated financial statements

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Business

   Southwest Royalties Holdings, Inc. ("SRH"), a Delaware corporation was formed in June 1997 to serve as a holding company for Southwest Royalties Inc. ("Southwest"), Midland Red Oak Realty, Inc. ("Red Oak") (collectively, the "Company") and an equity investment in Basic Energy Service, Inc. ("Basic") (formerly Sierra Well Services, Inc.). Each shareholder of Southwest was issued one share in SRH for each share of Southwest stock held. Prior to the formation of SRH, Red Oak and Basic were subsidiaries of Southwest. Southwest paid a dividend of the shares it owned in Red Oak and Basic to SRH. After the formation of SRH, Southwest and Red Oak became subsidiaries of SRH and, as of July 1, 1997, Basic was deconsolidated.

   Southwest is principally involved in the business of oil and gas development and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and production. Southwest is also the general partner of Southwest Partners II and III, which own common stock in Basic. Southwest sells its oil and gas production to a variety of purchasers, with the prices it receives being dependent upon the oil and gas commodity prices. Red Oak is principally involved in real estate investment and development.

Principles of Consolidation

   The consolidated financial statements include the accounts of SRH and its subsidiaries. As of March 31, 2001, the Company owned 100% of Southwest and 81% of Red Oak. As of March 31, 2001, Southwest has only one subsidiary, Blue Heel Company ("Blue Heel"). Effective August 2000, Midland Southwest Software ("MSS"), a former subsidiary of Southwest, was merged into Southwest. Blue Heel holds a nominal interest in certain oil and gas properties owned by Southwest.

   As of March 31, 2001 Red Oak has 4 wholly-owned subsidiaries, MRO Management, Inc. ("MRO Management"), MRO Commercial, Inc. ("MRO Commercial"), MRO N Cross, Inc. ("Northcross"), and MRO Southwest, Inc.
("MRO Southwest"). MRO Commercial, Northcross and MRO Southwest each hold titles to certain real estate properties and are the borrowers under the credit agreements related to such properties. These credit agreements are non-recourse to Red Oak. MRO Management performs real estate management services for Red Oak, MRO Commercial, Northcross, MRO Southwest and for third party clients.

   The consolidated financial statements include the Company's proportionate share of the assets, liabilities, income and expenses of the oil and gas limited partnerships for which Southwest serves as managing general partner. Southwest accounts for its investments in Southwest Partners II and III using the equity method, as they exercise significant influence over the operations of these partnerships. All significant intercompany transactions have been eliminated.

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

Restricted Cash

   Restricted  cash represents amounts required to be reserved in  separate
accounts  by  financial  lenders.   Restricted  cash  accounts  have   been
established for the following purposes (in thousands):
                                                    March 31,  December 31,
                                                       2001        2000
                                                       ----        ----
     Certificate of Deposits - Red Oak              $    122   $   118
     Tenant security deposits - Red Oak                  531       536
     Capital expenditures account - Red Oak              123       824
     Tax and insurance reserve - Red Oak               1,602     2,034
     Lockbox - Red Oak                                   419       160
     Customer service reserve - Red Oak                    9        12
     Interest reserves - Red Oak                          71       115
     Escrow fund - Southwest                             762       759
                                                      ------    ------
                                                    $  3,639   $ 4,558
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

   Some leases provide for percentage rents based on the tenant's revenue. Percentage rents are accrued monthly based on prior experience or current tenant financial information. Some leases require tenants to reimburse the Company for certain expenses of operating the property. Tenant reimbursements are accrued and billed to the tenants monthly based on prior experience or certain identifiable costs.

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

   Through December 31, 2000, premiums paid for commodity option contracts which qualified as hedges under Statement of Accounting Standards ("SFAS") No. 80 "Accounting for Futures Contracts", were amortized to oil and gas sales over the term of the agreements. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable or payable under the commodity option contracts are accrued as an increase or decrease in oil and gas sales for the applicable periods. Effective January 1, 2001, derivative financial instruments are accounted for in accordance with SFAS 133 as amended by SFAS 138.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the Company's statement of operations. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations. The Company recorded a net transition adjustment gain of $1,030,000 in accumulated other comprehensive income on January 1, 2001. The transition adjustment is being amortized to oil and gas sales over the term of the agreements.

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

     Management and service fees received for contractual arrangements, if any, are treated as reimbursement of costs, offsetting the costs incurred to provide those services, with any excess of fees over costs credited to the full cost pool and recognized through lower cost amortization only as production occurs.

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

   Depreciation is provided on the straight-line method based on the estimated useful lives of the depreciable assets as follows:

     Building and improvements                    20 to 30 years
     Rental property and improvements             5 to 30 years
     Leasehold improvements                       2 to 10 years
     Machinery and equipment                      3 to 15 years
     Furniture and fixtures                       3 to 5 years
     Equipment under capital lease                3 to 5 years

Rental Property - Construction in Progress

   All costs associated with construction in progress are capitalized and subject to depreciation when each project is completed. Interest is capitalized for construction in progress. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life. There were no interest costs capitalized for the three months ended March 31, 2001 or 2000.

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

   SRH  and  its  eligible  subsidiaries file a consolidated  U.S.  federal income tax return. Basic (through June 30, 1997) and Red Oak are consolidated for financial reporting purposes, but beginning January 1, 1996, were not eligible to be included in the consolidated U.S. federal income tax return. Separate provisions for income taxes have been determined for these entities. Effective January 1, 2001 Red Oak has become eligible to be included in the consolidated U.S. federal income tax return.

Reclassifications

   Certain reclassifications have been made to the 2000 amounts to conform to the 2001 presentation.

Income (loss) per share

   Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. For 2001 and 2000, the computation of diluted net income (loss) per share was antidilutive; therefore, the amounts reported for basic and diluted net income (loss) per share were the same.

Noncompete covenants

   Noncompete covenants are carried at cost less accumulated amortization. The covenants are being amortized over their contractual lives, generally three to five years.

Interim Financial Statements

   In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 2001 and 2000 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Report pursuant to the rules and regulations of the Securities and Exchange
Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2000 Form 10-K of the Company.

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

   SRH has a highly leveraged capital structure with, approximately, $32.6 million of cash interest and $58.6 million of principal (net of a related party note of $809,000 between Southwest and Red Oak) due within the next twelve months. The majority, $14.1 million of cash interest and $58.5 million of principal (which includes the $809,000 related party note between Southwest and Red Oak) due within the next twelve months, pertains to Red Oak. Management is currently in the process of renegotiating the terms of SRH's various obligations with its debt holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

   There can be no assurance that SRH's debt restructuring efforts in connection with their real estate subsidiary will be successful or that the debt holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH.

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

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4. Lines of Business

   The Company operates in two major segments: Oil and Gas Activities (oil and gas acquisition, development, exploration and production, as well as organizing and serving as managing general partner for various public and private limited partnerships engaged in oil and gas development and production) and Real Estate Investment and Management (owns and manages retail shopping centers and office buildings). Other items include eliminations, computer service and the holding Company. Effective August 2000, Midland Southwest Software ("MSS") a 100% wholly owned software subsidiary was merged into Southwest.

                                           For the Three Months
                                             Ended March 31,
                                               2001      2000
                                              -----     -----
                                              (in thousands)
                                               (unaudited)
Operating Revenue
  Oil and gas                                $17,041   $11,329
  Real estate                                  8,078     8,014
  Other and eliminations                          77        86
                                              ------    ------
                                             $25,196   $19,429
                                              ======    ======
Operating profit (loss)
  Oil and gas                                $ 9,964   $ 5,837
  Real estate                                  1,971     1,886
  Other and eliminations                        (39)     (231)
                                              ------    ------
                                             $11,896   $ 7,492
                                              ======    ======
Interest Expense
  Oil and gas                                $ 5,030   $ 5,583
  Real Estate                                  5,125     4,997
  Other and eliminations                        (10)      (10)
                                              ------    ------
                                             $10,145   $10,570
                                              ======    ======
Depreciation, depletion and amortization
  Oil and gas                                $ 2,328   $ 1,731
  Real Estate                                  1,467     1,139
  Other and eliminations                          26        40
                                              ------    ------
                                             $ 3,821   $ 2,910
                                              ======    ======
Capital expenditures
  Oil and gas properties                     $ 9,625   $   987
  Oil and gas, other                              94        19
  Real estate                                  1,337     1,059
  Other                                            -        61
                                             -------   -------
                                             $11,056   $ 2,126
                                             =======   =======
Identifiable assets
  Oil and gas                                $126,038  $107,102
  Real estate                                149,655   148,500
  Other and eliminations                     (5,489)   (3,992)
                                             -------   -------
                                             $270,204  $251,610
                                             =======   =======

            SOUTHWEST ROYALTIES HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

5. Comprehensive Income

  Comprehensive income consists of net income, as reflected on the consolidated statement of operations, and other gains and losses affecting stockholders' equity that are excluded from net income. The Company recorded other comprehensive income for the first quarter of 2001. Total comprehensive income for the three months ended March 31, 2001 is as follows (in thousand):

Net income                                          $    846

Other comprehensive income, net of tax:
 Transition adjustment on implementation of
  SFAS 133 - January 1, 2001                           1,030
 Amortization of transition adjustment                 (226)
                                                       -----
   Other comprehensive income                            804
                                                       -----
Comprehensive income                                $  1,650
                                                       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

   Southwest Royalties Holdings, Inc., a Delaware corporation, was formed in 1997 to serve as a holding company for Southwest Royalties, Inc.,
Midland Red Oak Realty, Inc. and an equity investment in Basic Energy Services, Inc. SRH is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties, primarily in the Permian Basin of West Texas and southeastern New Mexico, through its wholly-owned subsidiary, Southwest. Since 1983, Southwest has grown primarily through selective acquisitions of producing oil and gas properties, both directly and through the oil and gas partnerships it manages. SRH also owns and manages real estate properties through its subsidiary, Red Oak.

Results of Operations

Three Months Ended March 31, 2001 compared to Three Months Ended March  31,
2000

   The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations, including the effect on revenues, for the periods indicated:

                                     Three Months
                                        Ended
                                       March 31,    Percentage Revenue
                                    -------------    Increase  Increase
                                      2001    2000   (Decrease)(Decrease)
                                     -----   -----   -------------------
Production volumes:
  Oil and condensate (MBbls)          307       306     0% $   25,000
  Natural gas (MMcf)                1,210     1,195     1% $   100,000
Average sales prices:
  Oil and condensate (per Bbl)      $28.52   $26.01    10%     $ 767,000
  Natural gas (per Mcf)             $6.70    $ 2.75   144%     $4,721,000

   Revenues. Revenues for the Company increased 30% to $25.2 million for the three months ended March 31, 2001 from $19.4 million for the same period in 2000.

   Oil and gas revenue increased 50% to $17.0 million for the three months ended March 31, 2001 from $11.3 million for the same period in 2000. The increase in oil and gas revenue is due primarily to increases in oil and gas prices. Increases in oil and gas prices resulted in increased oil and gas revenues of approximately $5.5 million. Increases in production resulted in increased oil and gas revenues of approximately $125,000. Increased oil and gas partnership distributions added approximately $104,000 to increased oil and gas revenues.

   Real estate revenues increased 1% to $8.1 million for the three months ended March 31, 2001 from $8.0 million for the same period in 2000.

   Operating Expenses. Operating expenses, before general and administrative expense, depreciation, depletion and amortization, increased 3% to $8.6 million for the three months ended March 31, 2001 from $8.3 million for the same period in 2000.

   Oil and gas operating expense increased approximately 24% to $4.3 million for the three months ended March 31, 2001 from $3.4 million for the same period in 2000. The increase is due primarily to bringing higher lifting cost wells back on line and to workover expense and repairs associated with bringing these wells back on line. The average operating expense increased 24% to $8.37 per BOE for the three months ended March 31,2001 from $6.77 per BOE during the same period in 2000.

   Real estate operating expense decreased approximately 7% to $4.2 million for the three months ended March 31, 2001 from $4.6 million in 2000. The decrease is due to a concerted effort by management to reduce operating costs through outsourcing of janitorial, landscaping and other maintenance services.

   General and Administrative ("G&A") Expense. G&A expense for the Company increased 28% to $904,000 for the three months ended March 31, 2001 from $705,000 for the same period in 2000. Oil and gas G&A expense increased 45% to $497,000 for the three months ended March 31, 2001 from $343,000 for the same period in 2000. Oil and gas G&A expense averaged $.98 per BOE for the three months ended March 31, 2001, a 44% increase compared to $.68 per BOE for the same period in 2000. The increase in oil and gas G&A is the result of increased personnel costs. Real estate G&A expense decreased 5% to $394,000 for the three months ended March 31, 2001 from $415,000 for the same period in 2000.

   Depreciation, Depletion and Amortization ("DD&A") Expense. DD&A expense for the Company increased 31% to $3.8 million for the three months ended March 31, 2001 from $2.9 million for the same period in 2000. Oil and gas DD&A expense increased 34% to $2.3 million for the three months ended March 31, 2001 from $1.7 million for the same period in 2000. Oil and gas depletion expense on a BOE basis, increased 36% to $4.35 per BOE for the three months ended March 31, 2001 from $3.20 per BOE for the same period in 2000. Real estate DD&A expense increased 29% to $1.5 million for the three months ended March 31, 2001 from $1.1 million for the same period in 2000 due to the impact of Capitalized improvements.

   Interest Expense. Interest expense for the Company decreased 4% to $10.1 million for the three months ended March 31, 2001 from $10.6 million for the same period in 2000. Oil and gas interest expense decreased 10% to $5.0 million for the three months ended March 31, 2001 from $5.6 million for the same period in 2000. The decrease is due to recent reductions in the Prime Rate which is tied to the Company's variable rate debt. Real estate interest expense increased 3% to $5.1 million for the three months ended March 31, 2001 from $5.0 million for the same period in 2000.

   Net Income (Loss). Due to the factors described above, net income for the Company decreased 93% to $846,000 million for the three months ended March 31, 2001 from $11.8 million for the same period in 2000. Oil and gas net income was approximately $2.6 million for the three months ended March 31, 2001 as compared to $14.6 million for the same period in 2000. Included in both the net income of the Company and the oil and gas net income for the three months ended March 31, 2000 is an extraordinary gain associated with the repurchase of approximately 19% of the original issue, $200 million face 10.5% senior notes issued in October of 1997, of approximately $14.0 million. Real estate net losses increased 5% to $2.9 million for the three months ended March 31, 2001 from $2.8 million for the same period in 2000.

Liquidity and Capital Resources

  Funding for the Company's business activities has historically been provided by operating cash flows, bank borrowings and debt issuance, reserve-based financing and sales of equity. Any future capital expenditures, other than those with previously arranged and set-aside lines of financing, will most likely require additional equity or financing and will be dependent upon financing arrangements available at the time. The significant decrease in oil and gas prices experienced during the last quarter of 1997 and extending through the first half of 1999, severely limited cash flow from operations, depleted working capital and rendered most other financing sources unavailable, or if available, on very unattractive terms to Southwest. With the upturn in commodity prices, Southwest's management believes that additional capital sources and financing opportunities may be available in the market. Because of higher commodity pricing, Southwest's operating cash flows have improved allowing for the investment of capital expenditures that would, if successful, increase company production and its reserve base.

   SRH has a highly leveraged capital structure with, approximately, $32.6 million of cash interest and $58.6 million of principal (net of a related party note of $809,000 between Southwest and Red Oak) due within the next twelve months. The majority, $14.1 million of cash interest and $58.5 million of principal (which includes the $809,000 related party note between Southwest and Red Oak) due within the next twelve months, pertains to Red Oak. Management is currently in the process of renegotiating the terms of SRH's various obligations with its debt holders and/or attempting to seek new lenders or equity investors. Additionally, management would consider disposing of certain assets in order to meet its obligations.

  There can be no assurance that SRH's debt restructuring efforts in connection with their real estate subsidiary will be successful or that the debt holders will agree to a course of action consistent with SRH's requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of other creditors of SRH, none of which is assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to SRH.

  SRH, Red Oak and Southwest regularly pursue and evaluate recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

Net Cash Provided by Operating Activities

  Cash flows provided by operating activities for the Company were $7.5 million for the three months ended March 31, 2001 compared to cash flows used in operations of $3.1 million for the same period in 2000.

  Net cash flows provided by operating activities, for oil and gas operations, for the three months ended March 31, 2001, were approximately $9.1 million compared to net cash flows used in operations of $1.4 million for the same period in 2000. The increase is due primarily to increased oil and gas commodity prices which provided approximately $5.6 million in additional operating cash flows and the elimination of the restricted cash requirements which used approximately $3.6 million from operations in the three months ended March 31, 2000 to satisfy interest sinking fund requirements.

  Net cash flows used in operating activities, for real estate operations, for the three months ended March 31, 2001, were approximately $1.6 million compared to $1.7 million for the same period in 2000. Red Oak's ability to generate cash flow from operations is severely restricted due to its highly leveraged capital structure.

Net Cash Used in Investing Activities

  Cash flows used in investing activities by the Company were $11.0 million for the three months ended March 31, 2001 and $1.6 million for the comparable period in 2000.

  Net cash flows used in investing activities, for oil and gas operations, for the three months ended March 31, 2001, were approximately $10.2 million compared to $830,000 for the same period in 2000. Acquisitions of oil and gas properties and other plant, property and equipment were the primary uses of funds for both periods.

  Net cash flows used in investing activities, for real estate operations, for the three months ended March 31, 2001, were approximately $760,000 compared to $679,000 for the same period in 2000. Capital improvements and the acquisition of a property management company where the primary uses of funds.

Net Cash Provided by Financing Activities.

  Net cash flows provided by the Company's financing activities were approximately $1.9 million for the three months ended March 31, 2001, compared to net cash flows used in financing activities of $6.4 million for the comparable period in 2000.

  Cash provided by financing activities, from oil and gas operations, for the three months ended March 31, 2001, were approximately $26,000 compared to cash used in financing activities of approximately 8.1 million for the same period in 2000. For the three months ended March 31, 2000, proceeds from borrowings were $15.0 million and were used to partially fund the buy back of a portion of the 10.5% Senior Notes due 2004. Payments on debt and other long-term liabilities of approximately $23.1 million were the primary uses of funds in 2000.

  Cash provided by financing activities for real estate operations for the three months ended March 31, 2001 were approximately $1.9 million compared to 1.6 million for the same period in 2000. Proceeds from borrowings were $2.2 million and were used to finance capital improvements and working capital. Payments on debt of $304,000 and dividends of $34,000 were the primary uses of funds.

Other Issues

Derivative Instruments and Hedging Activities.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the Company's statement of operations. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations. The Company recorded a net transition adjustment gain of $1.0 million in accumulated other comprehensive income on January 1, 2001. The transition adjustment is being amortized to oil and gas sales over the term of the agreements. The Company recorded a loss of $1.3 million to adjust the carrying value of its oil and gas derivatives to fair market value of $1.7 million as of March 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    The information included in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of SRH's 2000 Form 10-K is incorporated herein by reference. Such information includes a description of SHR's potential exposure to market risks, including commodity price risk and SHR's interest rate risk. As of March 31, 2001, there have been no material changes in SRH's market risk exposure from that disclosed in the 2000 Form 10-K.

                        PART II - OTHER INFORMATION

Item 6.

Reports on Form 8-K

  None.

Exhibits

  The  following instruments and documents are included as Exhibits to this
Report.    Exhibits  incorporated  by  reference  are   so   indicated   by
parenthetical information.


   Exhibit Number
   --------------

  None

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

                      Date: May 15, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                   DATE
  ---------                ------                  -----

  /s/ H.H. Wommack, III
  ----------------------   Chairman/President/     May 15, 2001
  H. H. Wommack, III       Chief Executive Officer

  /s/ Bill E. Coggin
  ----------------------   Vice President/
  Bill E. Coggin           Chief Financial Officer May 15, 2001

  /s/ H. Allen Corey
  ----------------------
  H. Allen Corey           Director/Secretary      May 15, 2001

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

                      Date: May 15, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                   DATE
  ---------                ------                  -----

  /s/ H.H. Wommack, III
  ----------------------   Chairman/President/     May 15, 2001
  H. H. Wommack, III       Chief Executive Officer

  /s/ Bill E. Coggin
  ----------------------   Vice President/
  Bill E. Coggin           Chief Financial Officer May 15, 2001

  /s/ H. Allen Corey
  ----------------------
  H. Allen Corey           Director/Secretary      May 15, 2001